Form 10-Q
period 2008-11-07
HighLight Networks, Inc.
filed 2008-11-07
CIK 1445175

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9-30-08

 [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-153575

HighLight Networks, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-1507527

(State of incorporation)	(IRS Employer Identification Number)

215 South Riverside Drive, Suite 12 Cocoa, Florida 32922 (321) 684-5721

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

(Former  name, former address and former fiscal year, if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

 Indicate  by check mark whether the registrant is a large accelerated filer, an  accelerated filer, a non-accelerated filer, or a smaller reporting company.  See  the definitions of "large accelerated filer," "accelerated filer" and "smaller  reporting company" in Rule 12b-2 of the Exchange Act.

[ ]  Large accelerated filer Accelerated filer
[ ]  Non-accelerated filer
[X]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

The number of shares outstanding of the issuer's common stock, was 1,500,000 common shares as of September 30, 2008.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited)
	September 30,	June 30,
A S S E T S	2008	2008

CURRENT ASSETS
Cash and cash equivalents	$2,413	5,000

TOTAL CURRENT ASSETS	2,413	5,000

TOTAL ASSETS	$2,413	5,000

LIABILITIES & SHAREHOLDER DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,000	-

TOTAL CURRENT LIABILITIES	1,000	-

LONG-TERM LIABILITIES
Advances from stockholders	30,780	24,180

TOTAL LONG-TERM LIABILITIES	30,780	24,180

STOCKHOLDER'S DEFICIENCY
Common stock, par value $0.001
Authorized 150,000,000, issued and outstanding 1,500,000	1,500	1,500
Additional paid-in-capital	4,000	4,000
Accumulated deficit during development stage	(34,867)	(24,680)

TOTAL EQUITY	(29,367)	(19,180)

TOTAL LIABILITIES & SHAREHOLDER DEFICIENCY	$2,413	5,000

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			(unaudited)
			Period from
	(unaudited)		June 21, 2007
	Three Months Ended		(inception) to
	September 30,		September 30,
	2008	2007	2008

REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

E X P E N S E S
Consulting fees - other	8,500	-	30,500
Rent	600	-	2,800
General and administrative	1,087	-	1,567

TOTAL EXPENSES	10,187	-	34,867

LOSS FROM OPERATIONS	(10,187)	-	(34,867)

LOSS BEFORE INCOME TAXES	(10,187)	-	(34,867)

INCOME TAXES	-	-	-

NET LOSS	$(10,187)	$-	$(34,867)

Basic and Diluted per share amounts:
Continuing operations	$(0.01)	$-	$(0.02)
Basic and Diluted net loss	$(0.01)	$-	$(0.02)

Weighted average shares outstanding (basic & diluted)	1,478,142	-	1,466,667

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			(unaudited)
			Period from
	(unaudited)		June 21, 2007
	Three Months Ended		(inception) to
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,187)	$-	$(34,867)
Fair value of services provided by related parties	6,600		30,800
Expenses paid by related parties			480
Change in Payables	1,000	-	1,000

	(2,587)	-	(2,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-	-

Net cash used in investing activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock		-	5,000

Cash generated by financing activites		-	5,000

Change in Cash	(2,587)	-	2,413

Cash and cash equivalents, beginning of period	5,000	-	-

Cash and cash equivalents, end of period	$2,413	$-	$2,413

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008

Nature of Development Stage Operations

Highlight Networks, Inc., (the "Company") was formed on June 21, 2007 as a Nevada corporation. The Company is a development stage, wireless broadband networking company in the business of planning, development and operation of both private and public access wireless broadband networking using WiFi (IEEE 802.11) and WiMAX (IEEE 802.16) wireless technologies to provide business and residential customers "last mile" connectivity. The Company's activities to date have consisted primarily of organizational and equity fund-raising activities. The Company has not yet commenced its principal revenue producing activities.

Fiscal Year

The Company has chosen June 30 as the end of its fiscal year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Valuation of Long-lived Assets

The Company reviews the recoverability of its long-lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

The Company amortizes the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. At June 30, 2008, the Company has no impaired carrying value of its intangible assets.

Revenue and Expense Recognition

Revenue is recognized when earned rather than when received. Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. Expenses are charged to operations as incurred.

Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2").

Stock-based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of the Company's stock at the date of grant over the exercise price of the option granted. The Company recognizes compensation cost for stock options, if any, ratably over the vesting period. Generally, options are to be granted with an exercise price equal to the closing market price of the Company's stock on the grant date. Additional pro forma disclosures are to be provided as required under SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123," or SFAS 148, using the Black-Scholes pricing model. The value of the equity instrument shall be charged to earnings and in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans - an interpretation of APB Opinions No. 15 and 25."

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully-diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards.

The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its net deferred tax asset. The Company's management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the related adjustment to income would be recorded during the period in which the determination is made. The tax rate may also vary based on results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operates.

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Recognition of liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions is based on estimates of whether, and to the extent to which, additional taxes will be due. If it is ultimately determined that payment of these amounts is unnecessary, the liability will be reversed and a tax benefit will be recognized during the period in which it is determined that the liability is no longer necessary. An additional charge in the provision for taxes will be recorded in the period in which it is determined that the recorded tax liability is less than the ultimate assessment is expected to be.

At June 30, 2008, the Company had net deferred tax assets of approximately $24,680, principally arising from net operating loss carryforwards for income tax purposes.

Start-up Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities" ("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company has expensed organization costs of $480.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on the Company's financial position and results of operations, the potential impact from adopting this statement is being evaluated.

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. FIN 46R has been adopted by the Company.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company will apply EITF 04-1 to acquisitions subsequent to the effective date and in its future goodwill impairment testing.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," which is effective for the Company starting July 1, 2005. In the past, the Company would have frequently been required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that adoption of SFAS 154 will have a material impact on its financial statements.

Note 1 - Deferred Offering Costs

Deferred offering costs consists of expenses incurred that are directly related to a public offering. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Note 2 - Related Party Transactions

As of June 30, 2008, the Company's principal stockholders advanced $24,180 to the Company. The advances are non-interest bearing, unsecured and due on January 1, 2009.

These advances included principal stockholder services, valued at $2,000 per month and office space valued at $200 per month, along with an advance of $480 to cover startup cost.

Note 3 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2007, a total of 1,500,000 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Common Stock

On June 21, 2007, the Company issued 500,000 shares of common stock, which are restricted as to transferability, to its founders and directors for $500 cash against current notes payable.  On July 16, 2007,  the Company issued 250,000 shares of common stock in exchange for $5,000 cash.  In November, 2007, the Company split the common stock two for one, leaving 1,500,000 issued and outstanding.

Item 2.       Management's Discussion and Analysis of financial Condition an Results of  Operations

         Highlight Networks, Inc. is a development stage, wireless broadband networking company in the business of planning, development and operation of both private and public access wireless broadband networks using WiFi (IEEE 802.11) and WiMAX (IEEE 802.16) wireless technologies to provide business and residential customers "last mile" connectivity.

         (1)(2) Liquidity and Capital Resources.  The Company's operations are limited due to the limited availability of cash on hand, which at the end of the interim period reported here was $2,413.   The Company filed an S-1 Registration Statement  under the Securities Act of 1933 which was effective on October  6, 2008 registering 100,000 shares of common stock at a price of $5.10 per share.  This offering is self underwritten and there is no assurance that a sufficient amount of shares will be sold to provide for  the Company's  plan of operation.

                   The Company has made no material commitment for capital expenditures.   However,  it expects to acquire  equipment for wireless network operations within the next 12 months,  to be paid for from the proceeds of its current public offering.

         (3)     Result of Operations.   The company continued as a development stage company with no revenues for the reported interim period, which is the same result for the same period of the previous year.  No revenues are  expected until the installation and operation of its first wireless network.   The Company had expenditures during the reported interim period of $9,187 which included transfer agent fees, accounting fees, bank fees and filing fees and office expenses.

         (4)     Off Balance Sheet Arrangements.  The Company has no off balance sheet arrangements which have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

         The Registrant carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Perry West.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

         Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

            The Company is not a party to any pending legal proceeding and we are not aware of any pending legal proceeding in which any of our officers or directors or any beneficial holders of 5% or more of our voting securities are adverse to or have a material interest adverse to the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

            There were no unregistered sales of equity securities during the reported interim period.

Item 3. Defaults on Senior Securities

             The Company has no outstanding Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

             No matters have been submitted  to the Company's security holders for a vote, through the solicitation of proxies or otherwise during the interim period ended September 30, 2008.

Item 5.  Other Information

             None

Item 6.  Exhibits

31.1     Certification  of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 302 of the Sarbanes-Oxley Act of  2002

32.1     Certification  of Chief Executive Officer and Chief Financial Officer pursuant to 18  U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

SIGNATURES

                    Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2008

HighLight Networks, Inc.

                    s/ Perry Douglas West
By:  _____________________________
                    Perry Douglas West, CEO