Form 10-Q
period 2008-12-31
HighLight Networks, Inc.
filed 2009-02-13
CIK 1445175

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Quarterly Period Ended12-31-08

 []         TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the issuer's common stock, was 1,500,000common shares as of September 30, 2008.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives ,and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of1934.   These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor   provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

PART I - FINANCIALINFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited)
	December 31,	June 30,
A S S E T S	2008	2008

CURRENT ASSETS
Cash and cash equivalents	$1,293	5,000

TOTAL CURRENT ASSETS	1,293	5,000

TOTAL ASSETS	$1,293	5,000

L I A B I L I T I E S & E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$1,000	-

TOTAL CURRENT LIABILITIES	1,000	-

LONG-TERM LIABILITIES
Advances from stockholders	37,380	24,180

TOTAL LONG-TERM LIABILITIES	37,380	24,180

STOCKHOLDER'S DEFICIENCY
Common stock, par value $0.001
Authorized 150,000,000, issued and outstanding 1,500,000	1,500	1,500

Additional paid-in-capital	5,023	4,000
Accumulated deficit during development stage	(43,610)	(24,680)

TOTAL EQUITY	(37,087)	(19,180)

TOTAL LIABILITIES & SHAREHOLDER DEFICIENCY	$1,293	5,000

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

						(unaudited)
						Period from
	(unaudited)			(unaudited)		June 21, 2007
	Three Months Ended			Six Months Ended		(inception) to
	December 31,			December 31,		December 31,
	2008	2007		2008	2007	2008

REVENUES	$-	$-		$-	$-	$-

COST OF GOODS SOLD	-	-		-	-	-

GROSS PROFIT	-	-		-	-	-

E X P E N S E S
Consulting fees - other	6,000	9,000		13,500	9,000	35,500
Rent	600	900		1,200	900	3,400
General and administrative	3,143	-		4,230	-	4,710

TOTAL EXPENSES	9,743	9,900		18,930	9,900	43,610

LOSS FROM OPERATIONS	(9,743)	(9,900)		(18,930)	(9,900)	(43,610)

			-
LOSS BEFORE INCOME TAXES	(9,743)	(9,900)		(18,930)	(9,900)	(43,610)

INCOME TAXES	-	-		-	-	-

NET LOSS	$(9,743)	$(9,900)		$(18,930)	$(9,900)	$(43,610)

Basic and Diluted per share amounts:
Continuing operations	$(0.01)	$(0.02)		(0.02)	(0.02)	(0.02)
Basic and Diluted net loss	$(0.01)	$(0.02)		(0.02)	(0.02)	(0.02)

Weighted average shares outstanding	1,501,023	1,501,023		1,501,023	1,501,023	1,501,023
(basic & diluted)

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			(unaudited)
			Period from
	(unaudited)		June 21, 2007
	Six Months Ended		(inception) to
	December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,930)	$(9,900)	(43,610)
Fair value of services provided by related parties	13,200	9,900	36,900
Expenses paid by related parties	-		480
Change in Payables	1,000	-	1,000

	(4,730)	-	(5,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-	-

Net cash used in investing activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	1,023	5,000	6,523

Cash generated by financing activites	1,023	5,000	6,523

Change in Cash	(3,707)	5,000	1,293

Cash and cash equivalents, beginning of period	5,000	-	-

Cash and cash equivalents, end of period	$1,293	$5,000	1,293

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008

Nature of Development Stage Operations

Highlight Networks, Inc., (the "Company") was formed on June 21,2007 as a Nevada corporation. The Company is a development stage, wireless broadband networking company in the business of planning, development and operation of both private and public access wireless broadband networking using WiFi (IEEE 802.11) and WiMAX (IEEE 802.16) wireless technologies to provide business and residential customers "last mile" connectivity. The Company's activities to date have consisted primarily of organizational and equity fund-raising activities. The Company has not yet commenced its principal revenue producing activities.

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

The Company amortizes the costs of other intangibles (excluding goodwill)over their estimated useful lives unless such lives are deemed indefinite.   Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. At June 30, 2008, the Company has no impaired carrying value of its intangible assets.

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

Stock-based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of the Company's stock at the date of grant over the exercise price of the option granted. The Company recognizes compensation cost for stock options, if any, ratably over the vesting period. Generally, options are to be granted with an exercise price equal to the closing market price of the Company's stock on the grant date.   Additional pro forma disclosures are to be provided as required under SFAS No.123, "Accounting for Stock-Based Compensation," or SFAS 123, as amended by SFAS No. 148,"Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123," or SFAS 148, using the Black-Scholes pricing model. The value of the equity instrument shall be charged to earnings and in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans - an interpretation o APB Opinions No. 15 and 25."

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS128 replaces the previous "primary" and "fully-diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur.     Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards.

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

At June 30, 2008, the Company had net deferred tax assets of approximately$24,680, principally arising from net operating loss carry forwards for income tax purposes.

Start-up Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities"("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company has expensed organization costs of $480.

Note 1 - Deferred Offering Costs

Deferred offering costs consists of expenses incurred that are directly related to a public offering. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Note 2 - Related Party Transactions

As of June 30, 2008, the Company's principal stockholders advanced $24,180to the Company. The advances are non-interest bearing, unsecured and due on   January 1, 2009.

These advances included principal stockholder services, valued at $2,000 per month and office space valued at $200 per month, along with an advance of $480 to cover startup cost.

Note 3 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2008, a total of 1,500,000 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting.   Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Common Stock

On June 21, 2007, the Company issued 500,000 shares of common stock, which are restricted as to transferability, to its founders and directors for $500 cash against current notes payable.  On July 16, 2007,  the Company issued 250,000 shares of common stock in exchange for $5,000 cash.  In November, 2007, the Company split the common stock two for one, leaving1,500,000 issued and outstanding.

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

         (1)(2) Liquidity and Capital Resources.  The Company's operations are limited due to the limited availability of cash on hand, which at the end of the interim period reported here was $1,293.   The Company filed an S-1 Registration Statement  under the Securities Act of 1933 which was effective on October  6, 2008 registering 100,000 shares of common stock at a price of $5.10 per share.  This offering is self underwritten and there is no assurance that a sufficient amount of shares will be sold to provide for the Company's  plan of operation.

                  The Company has made no material commitment for capital expenditures.   However,  it expects to acquire  equipment for wireless network operations within the next 12 months,  to be paid for from the proceeds of its current public offering.

         (3)    Result of Operations.   The company continued as a development stage company with no revenues for the reported interim period, which is the same result for the same period of the previous year.  No revenues are expected until the installation and operation of its first wireless network.   The Company had expenditures during the reported interim period of $9,743 which included transfer agent fees, accounting fees, bank fees and filing fees and office expenses.

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

Item 4T.     Controls and Procedures

         The Registrant carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Perry West.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008.

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

Limitations on the Effectiveness of Internal Controls

         Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, control scan be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes In conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

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

Item 3. Defaults on Senior Securities

             The Company has no outstanding Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

             No matters have been submitted  to the Company's security holders for a vote, through the solicitation of proxies or otherwise during the interim period ended December 31, 2008.

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

SIGNATURES

                    Pursuant to the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 11, 2008

HighLight Networks, Inc.

                   s/ Perry Douglas West
By:  _____________________________
                   Perry Douglas West, CEO