Form 10-Q
period 2009-03-31
HighLight Networks, Inc.
filed 2009-05-15
CIK 1445175

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]      QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

For the Quarterly Period Ended 3-31-09

 []        TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

 Indicate  by check mark whether the registrant is a large accelerated filer, an  accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ]  Large accelerated filer Accelerated filer
[ ]  Non-accelerated filer
[X]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

The number of shares outstanding of the issuer's common stock, was 1,500,000common shares as of March 31, 2009.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result, "and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor   provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

PART I – FINANCIALINFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited)
	March 31,	June 30,
A S S E T S	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$1,599	5,000

TOTAL CURRENT ASSETS	1,599	5,000

TOTAL ASSETS	$1,599	5,000

L I A B I L I T I E S & E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$1,000	-

TOTAL CURRENT LIABILITIES	1,000	-

LONG-TERM LIABILITIES
Advances from stockholders	-	24,180

TOTAL LONG-TERM LIABILITIES	-	24,180

STOCKHOLDER'S DEFICIENCY
Common stock, par value $0.001
Authorized 150,000,000, issued and outstanding 1,500,000	1,508	1,500

Additional paid-in-capital	42,701	4,000
Accumulated deficit during development stage	(43,610)	(24,680)

TOTAL EQUITY	1599	(19,180)

TOTAL LIABILITIES & SHAREHOLDER DEFICIENCY	$1,599	5,000

The accompanying condensed notes are an integral part ofthese financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

						(unaudited)
						Period from
	(unaudited)			(unaudited)		June 21, 2007
	Three Months Ended			Nine Months Ended		(inception) to
	March 31,			December 31,		March 31,
	2009	2008		2009	2008	2009

REVENUES	$-	$-		$-	$-	$-

COST OF GOODS SOLD	-	-		-	-	-

GROSS PROFIT	-	-		-	-	-

E X P E N S E S
Consulting fees - other		6,000		13,500	15,000	35,500
Rent		600		1,200	1,500	3,400
General and administrative	-	-		4,230	-	4,710

TOTAL EXPENSES	-	6,600		18,930	16,500	43,610

LOSS FROM OPERATIONS	-	(6,600)		(18,930)	(16,500)	(43,610)

			-
LOSS BEFORE INCOME TAXES	-	(6,600)		(18,930)	(16,500)	(43,610)

INCOME TAXES	-	-		-	-	-

NET LOSS	$-	$(6,600)		$(18,930)	$(16,500)	$(43,610)

Basic and Diluted per share amounts:
Continuing operations	$(0.01)	$(0.02)		(0.02)	(0.02)	(0.02)
Basic and Diluted net loss	$(0.01)	$(0.02)		(0.02)	(0.02)	(0.02)

Weighted average shares outstanding	1,478,142	1,466,667		1,466,667	1,466,667	1,466,667
(basic & diluted)

The accompanying condensed notes are an integral part ofthese financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			(unaudited)
			Period from
	(unaudited)		June 21, 2007
	Nine Months Ended		(inception) to
	March 31,		March 31,
	2009	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,930)	$(9,900)	(43,610)
Fair value of services provided by related parties	13,200	9,900	36,900
Expenses paid by related parties	-		480
Change in Payables	1,000	-	1,000

	(4,730)	-	(5,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-	-

Net cash used in investing activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	1,023	5,000	6,523

Cash generated by financing activites	1,023	5,000	6,523

Change in Cash	(3,707)	5,000	1,293

Cash and cash equivalents, beginning of period	5,000	-	-

Cash and cash equivalents, end of period	$1,293	$5,000	1,293

The accompanying condensed notes are an integral part ofthese financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008

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

Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position00-2(collectively referred to as "SOP 00-2").

Stock-based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," orAPB25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of the Company's stock at the date of grant over the exercise price of the option granted. The Company recognizes compensation cost for stock options, if any, ratably over the vesting period. Generally, options are to be granted with an exercise price equal to the closing market price of the Company's stock on the grant date.   Additional pro forma disclosures are to be provided as required under SFAS No.123, "Accounting for Stock-Based Compensation," or SFAS123, as amended by SFAS No. 148,"Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123," or SFAS 148, using the Black-Scholes pricing model. The value of the equity instrument shall be charged to earnings and in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an interpretation of APB Opinions No. 15 and 25."

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128").SFAS128 replaces the previous "primary" and "fully-diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur.     Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years inappropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards.

The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its net deferred tax asset. The Company's management will continue to evaluate the realizability of the deferred tax asset and it srelated valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the related adjustment to income would be recorded during the period in which the determination is made.   The tax rate may also vary based on results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operates.

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

At June 30, 2008, the Company had net deferred tax assets ofapproximately $24,680, principally arising from net operating loss carry forwards for income tax purposes.

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

Note 2 - Related Party Transactions

As of June 30, 2008, the Company's principal stockholders advanced $24,180tothe Company. The advances are non-interest bearing, unsecured and due on   January 1, 2009.

These advances included principal stockholder services, valued at $2,000 per month and office space valued at $200 per month, along with an advance of $480 to cover startup cost.

Note 3 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2009, a total of 1,500,000 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting.   Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Common Stock

On June 21, 2007, the Company issued 500,000 shares of common stock, which are restricted as to transferability, to its founders and directors for$500cash against current notes payable.  On July 16, 2007,  the Company issued 250,000 shares of common stock in exchange for $5,000cash.  In November, 2007, the Company split the common stock two for one,leaving1,500,000 issued and outstanding.

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

         (1)(2) Liquidity and Capital Resources.  The Company's operations are limited due to the limited availability of cash on hand, which at the end of the interim period reported here was $1,293.   The Company filed an S-1 Registration Statement  under the Securities Act of 1933 which was effective on October  6, 2008 registering 100,000 shares of common stock at a priceof$5.10 per share.  This offering is self underwritten and there is no assurance that a sufficient amount of shares will be sold to provide for the Company's  plan of operation.

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

Item 4T.     Controls and Procedures

         The Registrant carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules13a-15(e)and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Perry West.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

SIGNATURES

                    Pursuant to the Securities Exchange Act of 1934,theregistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2009

HighLight Networks, Inc.

                   s/Perry Douglas West
By:  _____________________________
                   PerryDouglas West, CEO