Form 10-K
period 2009-06-30
HighLight Networks, Inc.
filed 2009-10-15
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 ☒ Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended June 30, 2009

or

☐ Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
333-153575
Commission file number

HIGHLIGHT NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-1507527
(State of incorporation)	(IRS Employer Identification Number)

215 South Riverside Dr. Suite 12 Cocoa, FL 32922
(Address of principal executive office)

(321) 684-5721
(Issuer's telephone number)

Securities registered under Section12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock: $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐ No ☒
Indicate by check mark whether the registrant if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009 there were outstanding 1,507,589 shares of HighLight Networks, Inc.'s common stock, par value $.01 per share (the "Common Stock").

HIGHLIGHT NETWORKS, INC.

Form 10-K

Report for the Fiscal Year

Ended June 30, 2009

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Company
           Highlight Networks, Inc.  was organized on June 21, 2007 and is a development stage, wireless broadband networking company in the business of planning, development and operation of both private and public access wireless broadband networks using WiFi (IEEE 802.11) and WiMAX (IEEE 802.16) wireless technologies to provide business and residential customers “last mile” connectivity for fast and reliable Internet communications.

In addition to basic Wireless Broadband Internet connectivity,  we expect to offer additional services to enhance the Company’s offerings which may include low cost reliable customer packaged services including  Voice over Internet Protocol (VoIP) usage and  unlimited plans.  (see “Products”)

To date, no significant progress has been made to further our business plan; however, we have begun to develop network designs and to research the technologies to create them that may be appropriate to consider when sufficient funds are available.

We are not a "blank check" company as that term is defined in Rule 419 of Regulation C of the Securities Act of 1933, as we have a specific business plan or purpose and does not include a plan to merge with or acquire a private company to be used as a vehicle for a reverse acquisition in the next 12 months.

Plan of Operation

We plan to expand through the various levels of development based upon the  amount of cash that is received.  The initial phase of operations we expect to include selection of technology from a range of available  equipment to serve both WiFi and WiMAX environments which will support as we expand fixed, portable and mobile service offerings.  The initial operational stage will be site selection based upon prospective markets to be served and existing competition in that market.

The next phase will include purchase, installation and testing of  equipment for  the initial network site coinciding with preliminary advertising and sales efforts in the area to be served.

The progress toward the accomplishment of this plan as well as the Company’s ability  to accomplish it is dependent upon successful efforts by the Company to raise additional capital.   There is no assurance that additional necessary capital will be raised or that the Company will otherwise be able to complete it’s plan.

Technology
“WiFi” is deployed to enable consumers to obtain high-speed wireless Internet connections within a range of 150 to 250 feet from a wireless access point (AP).   Current WiFi technology uses equipment manufactured in accordance with the IEEE 802.11 family of standards, commonly known as “Wi-Fi,” short for wireless fidelity.   Basic data transfer rates range from speeds of up to 11 Mbps for 802.11b and up to 54 Mbps for 802.11a and 802.11g. New routers, marketed as “pre-802.11n,” employ MIMO (Multiple Input Multiple Output) technology, making them capable of providing speeds from 108 to 240 Mbps.
WiMAX.   As the inventive use of Wi-Fi has contributed to expanding broadband penetration and usage in the United States, WiMAX offers yet another emerging technological tool with the potential to deliver even greater gains in broadband accessibility in the future. WiMAX can deliver fixed wireless broadband access across much wider geographical areas than Wi-Fi; covering distances as great as five miles without line of sight and up to 30 miles under ideal conditions.  With potential data speeds up to 70 Mbps, WiMAX has been identified as a possible “last-mile” solution to deliver broadband into suburban, rural and remote areas.

Industry

Fixed wireless technologies – i.e., wireless systems or devices that are deployed in fixed locations as distinguished from mobile devices such as cell phones or personal digital assistants have also emerged as an important complement to the mobility afforded by CMRS, and as a potential “last-mile” solution to deliver broadband to currently unserved areas. According to the National Telecommunications and Information Administration and FCC figures, the number of fixed wireless broadband lines in the United States grew 132 percent between June 2005 and December 2006 – from 208,695 to 484,073.112.   TIA estimated the total number of fixed wireless subscribers in  2006 to be 800,000.

The Pew Internet and American Life Project found in its 2007 study that 47% of all adult Americans have a broadband connection at home.  In rural areas the number is 31% and continues to lag high speed adoption in urban centers and the suburbs although it continues to grow at 24% versus 18% for urban residents and just 7% for suburbanites.

As importantly,  the use of wireless services by the business sector continues to grow.   CTIA-The Wireless Association in its 2008 study including productivity gains and cost savings from the wireless industry said.  “Over the next 10 years, we can expect the productivity gains from the deployment and use of wireless broadband services to become much more important.  We estimate that productivity gains will generate  almost $860 billion in additional GDP over the next decade…”

Competition

The market for broadband services is highly competitive and  includes companies that offer a variety of services using a  number of different technological platforms, such as cable  modems, DSL, third-generation cellular, satellite, wireless  internet service and other emerging technologies. We compete  with these companies on the basis of the speed, ease of use,  portability, reliability, and price of our respective services.   Our principal competitors include cable and DSL operators,  wireless telephone providers, WiFi and, prospectively, WiMAX  providers, satellite providers and others.

Cable  Modem and DSL Services

We compete with companies that provide Internet connectivity  through cable modems or DSL. Principal competitors include cable companies, such as Time Warner and Comcast, as well as incumbent  telephone companies, such as AT&T, Qwest and Verizon. Both  cable and telephone companies deploy their services over wired  networks initially designed for voice and one-way data  transmission that have subsequently been upgraded to provide for  additional services, such as Internet connectivity.

Cellular  and PCS Services

Cellular and PCS carriers are seeking to expand their capacity  to provide data and voice services that are superior to ours.  These providers have substantially broader geographic coverage  than we have and, for the foreseeable future, than we expect to  have. If one or more of these providers can deploy technologies  that compete effectively with our services, the mobility and  coverage offered by these carriers will provide even greater  competition than we currently face.

Wireless  Broadband Service Providers

We also face competition from other wireless broadband service  providers that use both licensed and unlicensed spectrum. Moreover, if our  technology is successful and garners widespread support, we  expect these and other competitors to adopt or modify our  technology or develop a technology similar to ours.

Satellite

Satellite providers like Hughes Network Services  offer broadband data services that address a niche market,  mainly less densely populated areas that are unserved or  underserved by competing service providers. Although satellite  offers service to a large geographic area, latency caused by the  time it takes for the signal to travel to and from the satellite  may challenge the ability to provide some services, such as  VoIP, and reduces the size of the addressable market.

WISPs  and WiFi

We also compete with other wireless Internet service providers  that use unlicensed spectrum. In addition to these commercial  operators, many local governments, universities and other  governmental or quasi-governmental entities are providing or  subsidizing WiFi networks over unlicensed spectrum, in some  cases at no cost to the user.

The Company believes that it will be able to compete in the limited markets which it expects to operate by providing  a quick, portable and inexpensive product with hands on customer service.

Products

The Company expects its initial product offering to include the following product packages:

Wireless Broadband:

Basic Wireless Broadband:  768Kbps down/256Kbps up   at  $19.99 to 24.99 per month (by area)

Premium Wireless Broadband:  1.5-2.0 Mbps down/256Kbps up  at $24.99 to $29.99 per month (by area)

Business Wireless Broadband:   1.5-2.0 Mbps down/256Kbps up at $34.99.

Voice Package

Voice over Internet Protocol (VoIP) service from $9.99 per month with usage plans to $21.99 withunlimited domestic long distance.  Business packages from $29.99 per month.

In the  early stages of development the Company will contract for VoIP services through an outside third party provider (s).

Sales and Marketing:

Because of the limited areas serviced by the Company in the initial stages of development, the Company expects to focus its sales efforts on the areas to be services using the following:

Direct Mail

Local Publications

Sales Channel relationships such as apartment operators, builders  and real estate agents.

Internet Sales

Non exclusive sales agents

Affinity Marketing groups.

These sales and marketing efforts will be undertaken in parallel with the installation and testing of the Company’s first wireless network and will  be focused on the geographical area served by that network.

ITEM 2.     PROPERTIES

None

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock was not traded during the fiscal year ended June 30, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-K.

Overview

As of the date of this report, the Company has had limited ongoing operations consisting of product and technology review, analysis and system design and negotiations for system placement and third party contract services,

Results of Operations for year ended June 30, 2009

Revenues for the year ended June 30, 2009 and for the same period the previous year  were $-0-

Selling, general and administrative expenses decreased to $18,654 for the year period ended June 30, 2009, from $23,100 for the year ended June 30, 2008.

Loss per share was $0.01 for the year ended June 30,2009 as opposed $0.02 in 2008.   The weighted average shares increased  to 1,501,998 as of June 30, 2009  from 1,500,000 in 2008.
As of June 30, 2009, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

The Company  filed a registration statement with the Securities and Exchange Commission which became effective on October 6, 2008 for a self underwritten offering in the amount of $510,000 consisting of 100,000 shares of common stock at a share price of  $5.10.  The Company has had limited participation in the offering.  The Company is attempting to secure private funding to complete its first network installation however, there is not commitment for these funds and there is no assurance that the amount will be raised or that the Company will otherwise secure sufficient funds to achieve its business plan.

To date,  the  Company’s principal officer has provided services and loans to the company in order to continue operations.

Derivatives:

At June 30, 2009, the Company had issued no derivative securities nor had it reserved any shares for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FAS 333 and EITF 00-19. SFAS No. 133 requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

Stock Based Compensation. We will account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards ( SFAS ), No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values. We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company s Own Stock: We account for obligations and instruments potentially to be settled in the Company s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Off-Balance Sheet Arrangements

HighLight Networks, Inc. does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on page F-1. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, therefore, has the ability to manage the recovery of its assets and satisfy its liabilities in the normal course of its continued operation.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).   CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Perry West, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2009 due to the failure to file complete and timely reports with the Securities and Exchange Commission. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2009 due to the following:  The Company had a limited number of personnel to operate a financial control system as well as limited funds during the reported period as well as a lack of outside directors.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company’s last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company for the reported period are as follows:
Name	Age	Position
Perry D. West	62	President and Chief Executive Officer

Set forth below is information regarding the business experience of the current Directors and executive officers of the Company.

Mr. West has been Chairman and CEO of the Company since its inception.    Formerly, he  was  Chairman  and  Chief  Executive   Officer  of  Interactive Technologies Corporation, a NASDAQ listed technology company  developing interactive digital media and interactive television.  Earlier,  he served as Vice Chairman and Executive Vice President/General Counsel of American Financial Network, another NASDAQ company.   Mr. West was previously Chairman  of  the  Board and  Chief  Executive  Officer of Cambridge Energy Corporation, a public Exploration and Production company;  he is a   former partner in the  consulting firm of  Cambridge  Equity, Inc.,   a Director of Black Dog Wireless LLC and HomePort International LLC.    Mr. West was admitted to the practice of law in Florida in 1974.  He was graduated with a Bachelor of Arts degree from The Florida State University in 1968 and with a Juris Doctorate degree from The Florida State University College of Law in 1974.  He was graduated from the Army Engineer Officer Candidate School and served as an officer with the United States Army Security Agency.

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer as of June 30, 2009. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:
Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Perry D. West,
President/CEO	2009	-0-	--	--	--	--

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2009  or for the previous year.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2009 and the same period ending June 30, 2008.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

None

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name of beneficial owner	Shares beneficially owned	Percent before offering	25% sold	50% sold	100% sold
Perry West	500,000	33.3%	32.7%	32.2%	31.25
Taylor West*	500,000	33.3%	32.7%	32.2%	31.25
Hee Joon Park	500,000	33.3%	32.7%	32.2%	31.25

*Mr Taylor West is the son of Mr. Perry West.  They do not reside in the same household.

The address of the Company is 215 S. Riverside Drive,  Suite 12, Cocoa, Florida  32922.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection the organization of the Company issued 500,000 shares of restricted common stock to Perry West for $250 and 500,000 shares of restricted common stock to Taylor West $250.   On July 16, 2007 Hee Joon Park purchased 500,000 shares of common stock for $5,000.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

The President of the Company, Perry West provided the Company, without cost, his services, valued at $2,000 per month, which totaled $10,000 for the five months ended December 31, 2007. He also provided us, without cost, office space valued at $200 per month, which totaled $1,000 for the five months ended December 31, 2007. The total of these expenses, $11,000 from inception for the five months ended December 31, 2007 was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

ITEM 14.    PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1)    Audit Fees:  The Company’s principal accountant has billed for Audit services $1,500 for the Year ended 2009 and $1,500 for the Year ended 2008.

(2)    Audit Related Fees:            None

(3)    Tax Fees:                              None

(4)    All Other Fees:                   None

PART  IV

ITEM 15.     EXHIBITS

EXHIBIT 31	HIGHLIGHT NETWORKS, INC. OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

EXHIBIT 32.1	HIGHLIGHT NETWORKS, INC. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OFTHE SARBANES-OXLEY ACT OF 2002

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Highlight Networks, Inc.
Cocoa, Florida

I have audited the accompanying balance sheet of Highlight Networks, Inc. (a development stage company) as of June 30, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended and the period of June 21, 2007 (inception) to June 30, 2009. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlight Networks, Inc. as of June 30, 2009 and 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency from inception and for the periods then ended in conformity with accounting principles generally accepted in the United States.

October 9, 2009

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant NY, FL

Highlight Networks, Inc.
Balance Sheet
(A Development Stage Company)
	June 30,
	2009	2008

Assets
Current assets
Cash	$875	$5,000
Prepaid expenses	0	0
Total current assets	875	5,000

Marketable securities (available for sale)	4,010	0

Total Assets	$4,885	$5,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Due to related parties	0	24,180
Total current liabilities	0	24,180

Stockholders' Equity:
Common stock-150,000,000 authorized $0.001 par value
1,507,589 issuable or issued & outstanding (1,500,000 in 2008)	1,508	1,500
Additional paid-in capital	48,711	4,000
Deficit accumulated during development stage	(45,334)	(24,680)
Total Stockholders' Equity	4,885	(19,180)

Total Liabilities & Stockholders' Equity	$4,885	$5,000
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Highlight Networks, Inc.
Statement of Operations
(A Development Stage Company)			Inception (June 21, 2007) to June 30, 2009

	Fiscal Years Ended June 30,
	2009	2008

Revenue	$0	$0	$0

Costs & Expenses:
General & administrative	18,654	23,100	43,334
Valuation impairment on marketable securities	2,000	0	2,000
Total Costs & Expenses	20,654	23,100	45,334

Loss from continuing operations before income taxes	(20,654)	(23,100)	(45,334)

Income taxes	0	0	0

Net Loss	$(20,654)	$(23,100)	$(45,334)

Basic and diluted per share amounts:
Continuing operations	$(0.01)	$(0.02)	$(0.03)
Basic and diluted net loss	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding (basic & diluted)	1,501,998	1,478,142	1,466,667
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Highlight Networks, Inc.
Statement of Cash Flows
(A Development Stage Company)			Inception (June 21, 2007) to June 30, 2009

	Years Ended June 30,
	2009	2008

Cash flows from operating activities:
Net Loss	$(20,654)	$(23,100)	$(45,334)
Adjustments required to reconcile net loss
to cash used in operating activities:
Non cash expenses & impairment charges	2,000	0	2,000
Fair value of services provided by related parties	13,200	23,100	37,400
Expenses paid by related parties	0	0	480
Cash used by operating activities:	(5,454)	0	(5,454)

Cash used in investing activities	0	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	1,329	5,000	6,329
Cash generated by financing activities	1,329	5,000	6,329

Change in cash	(4,125)	5,000	875
Cash-beginning of period	5,000	0	0
Cash-end of period	$875	$5,000	$875
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Highlight Networks, Inc.
Statement of Stockholders' Equity
(A Development Stage Company)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Deficit Accumulated During Development Stage
Inception June 21, 2007-(restated to reflect 2:1 stock split effective November, 2008)	0	$0	$0	$0
Stock issued for cash	1,000,000	1,000	(500)
Net Loss				(1,580)
Balance at June 30, 2007	1,000,000	1,000	(500)	(1,580)
Stock issued for cash	500,000	500	4,500
Net Loss				(23,100)
Balance at June 30, 2008	1,500,000	1,500	4,000	(24,680)
Stock issued for cash	260	0	1,329
Payment of related party payables	7,329	7	37,373
contributed capital			6,010
Net Loss				(20,654)
Balance at June 30, 2009	1,507,589	1,508	$48,711	$(45,334)
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Highlight Networks, Inc.
(A Development Stage Company)
Note to the Financial Statements
June 30, 2009

Nature of Development Stage Operations

Highlight Networks, Inc., (the "Company") was formed on June 21, 2007 as a Nevada corporation. The Company is a development stage, wireless broadband networking company in the business of planning, development and operation of both private and public access wireless broadband networking using WiFi (IEEE 802.11) and WiMAX (IEEE 802.16) wireless technologies to provide business and residential customers “last mile” connectivity. The Company's activities to date have consisted primarily of organizational and equity fund-raising activities. The Company has not yet commenced its principal revenue producing activities.

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

The Company amortizes the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. At June 30, 2009, the Company has no impaired carrying value of its intangible assets.

Fair Value Accounting

On July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) (as amended by FSP No. 157-2), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year beginning July 1, 2009, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition, on July 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We did not elect to use the fair value option.  Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

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

Stock-based Compensation

Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully-diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to our 2:1 split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred June 21, 2007 (inception).

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock:

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock”. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

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

The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its $160 net deferred tax assets. The Company's management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the related adjustment to income would be recorded during the period in which the determination is made. The tax rate may also vary based on results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operates.

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

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on July 1, 2007.

We file a federal and state income tax return. The Company’s federal and state income tax returns are open for fiscal years ending after June 30, 2007.

Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2009 and June 30, 2008.

At June 30, 2008, the Company had net deferred tax assets of approximately $6,000, principally arising from net operating loss carryforwards for income tax purposes. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Start-up Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities" ("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company has expensed organization costs of $480.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009. SFAS 165 affects disclosures only.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Note 1 - Deferred Offering Costs

Deferred offering costs consists of expenses incurred that are directly related to a public offering. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Note 2 - Related Party Transactions

As of June 30, 2008, the Company's principal stockholders advanced $24,180 to the Company. The advances were converted to common stock in March, 2009.

The principal stockholder provides services, valued at $2,000 per month and office space valued at $200 per month. The total value of $13,200 was reflected as an operating expense in 2009.  This accrual was also converted to common stock in March, 2009.

Note 3 – Marketable Securities

All securities are equity securities and are classified as available-for-sale. The Company has determined a decline in fair value below the cost basis is other than temporary. Therefore the cost basis of the individual security was written down to fair value. The impairment of $2,000 was recorded in 2009.

Note 4 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2009, a total of 1,507,589 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Common Stock

In November, 2008, the Company issued 260 shares of common stock in exchange for $1,329 cash. In March, 2009, the Company issued 7,329 shares of common stock, which are restricted as to transferability, to its one of its founders and directors for $37,380 offset against current notes payable.

On June 21, 2007, the Company issued 500,000 shares of common stock, which are restricted as to transferability, to its founders and directors for $500 offset against current notes payable.  On July 16, 2007,  the Company issued 250,000 shares of common stock in exchange for $5,000 cash.  In November, 2007, the Company split the common stock two for one, leaving 1,500,000 issued and outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLIGHT NETWORKS, INC.

Dated: October 14, 2009

by: /s/ Perry D. West
Perry D. West
President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

by: /s/ Perry D. West
Perry D. West,
CEO, Chairman and President
(Principal Financial and Accounting Officer)