Form 10-Q
period 2009-09-30
HighLight Networks, Inc.
filed 2009-11-24
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 2009

☐  TRANSITION REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to _______

333-153575
Commission file number

HIGHLIGHT NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-1507527
(State of incorporation)	(IRS Employer Identification Number)

215 S. Riverside Drive, Suite 12, Cocoa, Florida 32923
(Address of principal executive office)

(321) 684-5721
(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐  No

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.0001 per share 1,500,000 outstanding  shares as of September 30, 2009.

HIGHLIGHT NETWORKS, INC.

Item 1.	Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

		Period from
		June 21, 2007,
		(inception) to
	September 30,	June 30,
ASSETS	2009	2009
CURRENT ASSETS
Cash and cash equivalents	$2,729	875
Prepaid Expenses	-	-
TOTAL CURRENT ASSETS	2,729	875

Marketable securities (available for sale)	4,010	4,010

TOTAL ASSETS	$6,739	4,885

LIABILITIES & EQUITY
CURRENT LIABILITIES
Accounts payable	$-	-
TOTAL CURRENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001
Authorized 150,000,000, issued and outstanding 1,500,000	1,508	1,508
Additional paid-in-capital	50,751	48,711
Accumulated deficit during development stage	(45,520)	(45,334)
TOTAL EQUITY	6,739	4,885

TOTAL LIABILITIES AND EQUITY	$6,739	4,885

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

				Period from
				June 21, 2007
				(inception) to
	September 30,			September 30,
	2009		2008	2009
REVENUES		$-	$-	$-

COST OF GOODS SOLD		-	-	-

GROSS PROFIT		-	-	-

E X P E N S E S
Consulting fees - other		-	8,500	35,500
Rent		-	600	3,400
General and administrative		186	1,087	4,620
Valuation impairment on marketable securities		-	-	2,000
TOTAL EXPENSES		186	10,187	45,520

LOSS FROM OPERATIONS		(186)	(10,187)	(45,520)

LOSS BEFORE INCOME TAXES		(186)	(10,187)	(45,520)

INCOME TAXES		-	-	-

NET LOSS		$(186)	$(10,187)	$(45,520)

Basic and Diluted per share amounts:
Continuing operations	$		$(0.01)	$
Basic and Diluted net loss	$		$(0.01)	$

Weighted average shares outstanding (basic & diluted)			1,478,142

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			June 21, 2007
			(inception) to
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186)	$(10,187)	$(45,520)
	(186)	(10,187)	(45,520)

Fair value of services provided by related parties	-	6,600	-
Change in Payable		1,000	-
		(2,587)	-
CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	-	-	(4,010)

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	2,040	-	52,259
Cash generated by financing activites	2,040	-	52,259

Change in Cash	1,854	(2,587)	2,729

Cash and cash equivalents, beginning of period	875	5,000	-

Cash and cash equivalents, end of period	$2,729	$2,413	$2,729

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009

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

At June 30, 2008, the Company had net deferred tax assets of approximately $24,680, principally arising from net operating loss carry forwards for income tax purposes.

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

Note 2 - Related Party Transactions

As of September 30, 2009, the Company's principal stockholders advanced $24,180 tothe Company. The advances are non-interest bearing, unsecured and due on January 1, 2010.

These advances included principal stockholder services, valued at $2,000 per month and office space valued at $200 per month, along with an advance of $480 to cover startup cost.

Note 3 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2009, a total of 1,500,000 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

(3)  Result of Operations. The company continued as a development stage company with no revenues for the reported interim period, which is the same result for the same period of the previous year.  No revenues are expected until the installation and operation of its first wireless network. The Company had expenditures during the reported interim period which included transfer agent fees, accounting fees, bank fees and filing fees and office expenses.

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

The Registrant carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules13a-15(e)and 15d-15(e)) as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Perry West.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

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

Item 3. Defaults on Senior Securities

The Company has no outstanding Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted  to the Company's security holders for a vote, through the solicitation of proxies or otherwise during the interim period ended September 30, 2009.

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

HighLight Networks, Inc.

By:  /s/ Perry Douglas West
PerryDouglas West, CEO