Form 10-Q
period 2009-12-31
HighLight Networks, Inc.
filed 2010-03-26
CIK 1445175

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Quarterly Period Ended 12-31-09

 ☐     TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate  by check mark whether the registrant is a large accelerated filer, an  accelerated filer, a non-accelerated filer, or a smaller reporting company.  See  the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares outstanding of the issuer's common stock, was 1,500,000 common shares as of December 31, 2009.

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

PART I – FINANCIALINFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

		Period from
		June 21, 2007,
		(inception) to
	December 31	June 30,
ASSETS	2009	2009
CURRENT ASSETS
Cash and cash equivalents	$714	875
Prepaid Expenses	-	-
TOTAL CURRENT ASSETS	714	875

Marketable securities (available for sale)	4,010	4,010

TOTAL ASSETS	$4,724	4,885

LIABILITIES & EQUITY
CURRENT LIABILITIES
Accounts payable	$-	-
TOTAL CURRENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001
Authorized 150,000,000, issued and outstanding 1,500,000	1,508	1,508
Additional paid-in-capital	50,751	48,711
Accumulated deficit during development stage	(47,535)	(45,334)
TOTAL EQUITY	-	4,885

TOTAL LIABILITIES AND EQUITY	$4,724	4,885

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period from
					June 21, 2007
	Three Months Ended		Six Months Ended		(inception) to
	December 31		December 31		December 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	-

COST OF GOODS SOLD	-	-	-	-	-
			-
GROSS PROFIT	-	-		-	-

EXPENSES
Consulting fees - other	1,500	6,000	1,500	13,500	37,000
Rent	-	600	-	1,200	3,400
General and administrative	515	3,143	701	4,230	5,135
Valuation impairment on marketable securities	-	-	-	-	2,000
TOTAL EXPENSES	2,015	9,743	2,201	18,930	47,535

LOSS FROM OPERATIONS	(2,015)	(9,743)	(2,201)	(18,930)	(47,535)

LOSS BEFORE INCOME TAXES	(2,015)	(9,743)	(2,201)	(18,930)	(47,535)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,015)	$(9,743)	$(2,201)	$(18,930)	(47,535)

Basic and Diluted per share amounts:
Continuing operations	$ Nil	$(0.01)	$ Nil	$(0.02)
Basic and Diluted net loss	$ Nil	$(0.01)	$ Nil	$(0.02)

Weighted average shares outstanding (basic & diluted)		1,501,023		1,501,023

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			June 21, 2007
			(inception) to
	December 31		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,201)	$(18,930)	$(47,535)
	(2,201)	(18,930)	(47,535)

Fair value of services provided by related parties	-	13,200	-
Change in Payable		1,000	-
		(4,730)	-
CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	-	-	(4,010)

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	2,040	1,023	52,259
Cash generated by financing activites	2,040	1,023	52,259

Change in Cash	(161)	(3,707)	714

Cash and cash equivalents, beginning of period	875	5,000	-

Cash and cash equivalents, end of period	$714	$1,293	$714

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009

Nature of Development Stage Operation

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

Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position00-2 (collectively referred to as "SOP 00-2").

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

Note 2 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of  December 31, 2009, a total of 1,500,000 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

(1)(2) Liquidity and Capital Resources. The Company's operations are limited due to the limited availability of cash on hand, which at the end of the interim period reported here was $714.  The Company filed an S-1 Registration Statement  under the Securities Act of 1933 which was effective on October  6, 2008 registering 100,000 shares of common stock at a price of $5.10 per share. This offering was self underwritten and only a limited number of shares were subscribed to. There is no assurance that a sufficient amount of capital will be available from other sources  to provide for the Company's  plan of operation.

                   The Company has made no material commitment for capital expenditures. However,  it has developed an equipment plan for its first WiMax platform which it expects to service up to a 16 square mile area.   It includes a satellite downlink including the wireless base for terrestrial distribution and acceptance initially priced at $77, 450 installed. In addition it has reviewed specifications for a 3.65 GHz Base Station with base station controller. The Company expects to complete its first installation for less than $350,000.

    The Company does not have the funds for this first installation committed as of the date of this filing and there is no assurance that the Company will be able to secure these funds or to continue operation if such funds are not obtained. To the extent that funds are obtained and a first installation becomes operational,  there is no assurance that a sufficient quantity of subscriptions will be sold in order to generate funds to continue operating the business. In addition, until the funds are available,  the location for it’s first installation has not been identified and there is no assurance that even with funds that an adequate site can be identified and obtained in order to enable installation and operation of the Company’s equipment.

(3)    Result of Operations. The company continued as a development stage company with no revenues for the reported interim period, which is the same result for the same period of the previous year. No revenues are expected until the installation and operation of its first wireless network. The Company had expenditures during the reported interim period of $2,201 which included transfer agent fees, accounting fees, bank fees and filing fees and office expenses.

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

The Registrant carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Perry West.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009.

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

March 22, 2009

HighLight Networks, Inc.

By:   /s/ Perry Douglas West
Perry Douglas West, CEO