Form 10-Q
period 2010-03-31
HighLight Networks, Inc.
filed 2010-05-26
CIK 1445175

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒      QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

For the Quarterly Period Ended  March 31, 2010

 ☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

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

☐  Large accelerated filer Accelerated filer

☐  Non-accelerated filer

☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares outstanding of the issuer's common stock, was 1,500,940 common shares as of March 31, 2010.

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

		Period from
		June 21, 2007,
		(inception) to
	March 31	June 30,
A S S E T S	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$291	875
Prepaid Expenses	-	-
TOTAL CURRENT ASSETS	291	875

Marketable securities (available for sale)	4,010	4,010

TOTAL ASSETS	$4,301	4,885

L I A B I L I T I E S & E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$-	-
TOTAL CURRENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001
Authorized 150,000,000, issued and outstanding 1,508,000	1,508	1,508
Additional paid-in-capital	50,853	48,711
Accumulated deficit during development stage	(48,060)	(45,334)
TOTAL EQUITY	4,301	4,885

TOTAL LIABILITIES AND EQUITY	$4,301	4,885

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three Months Ended		Nine Months Ended		June 21, 2007
	March 31		March 31		March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

E X P E N S E S
Consulting fees - other	-	-	1,500	13,500	37,000
Rent	-	-	-	1,200	3,400
General and administrative	525	-	1,226	4,230	5,660
Valuation impairment on marketable securities	-				2,000
TOTAL EXPENSES	525	-	2,726	18,930	48,060

LOSS FROM OPERATIONS	(525)	-	(2,726)	(18,930)	(48,060)

LOSS BEFORE INCOME TAXES	(525)	-	(2,726)	(18,930)	(48,060)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(525)	$-	$(2,726)	$(18,930)	(48,060)

Basic and Diluted per share amounts:
Continuing operations	$Nil	$(0.01)	$Nil	$(0.02)	Nil
Basic and Diluted net loss	$Nil	$(0.01)	$Nil	$(0.02)	Nil

Weighted average shares outstanding (basic & diluted)	1,508,000	1,478,142	1,508,000	1,466,667	1,508,000

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			June 21, 2007
			(inception) to
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,726)	$(18,930)	$(48,060)
Fair value of services provided by related parties		(24,180)	37,400
Change in Payable		1,000	-
Impairment charges			2,000
Expenses paid by related parties			480
	(2,726)	(42,110)	(8,180)

CASH FLOW FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	2,142	38,709	8,471
Cash generated by financing activites	2,142	38,709	8,471

Change in Cash	(584)	(3,401)	291

Cash and cash equivalents, beginning of period	875	5,000	-

Cash and cash equivalents, end of period	$291	$1,599	$291

The accompanying condensed notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010

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

Stock-based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of the Company's stock at the date of grant over the exercise price of the option granted. The Company recognizes compensation cost for stock options, if any, ratably over the vesting period. Generally, options are to be granted with an exercise price equal to the closing market price of the Company's stock on the grant date. Additional pro forma disclosures are to be provided as required under SFAS No.123, "Accounting for Stock-Based Compensation," or SFAS123, as amended by SFAS No. 148,"Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123," or SFAS 148, using the Black-Scholes pricing model. The value of the equity instrument shall be charged to earnings and in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans is an interpretation of APB Opinions No. 15 and 25."

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

Note 2 - Capital Stock

Description of Securities

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of  March 31, 2010, a total of 1,500,940 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

(1)(2) Liquidity and Capital Resources.  The Company's operations are limited due to the limited availability of cash on hand, which at the end of the interim period reported here was $291.   The Company filed an S-1 Registration Statement  under the Securities Act of 1933 which was effective on October  6, 2008 registering 100,000 shares of common stock at a priceof$5.10 per share.  This offering is self underwritten and there is no assurance that a sufficient amount of shares will be sold to provide for the Company's  plan of operation.  To date the Company has issued 940 shares pursuant to this offering.

The Company has made no material commitment for capital expenditures.  However,  it expects to acquire  equipment for wireless network operations within the next 12 months,  to be paid for from the proceeds of its current public offering.

(3)    Result of Operations.   The company continued as a development stage company with no revenues for the reported interim period, which is the same result for the same period of the previous year.  No revenues are expected until the installation and operation of its first wireless network.   The Company had expenditures during the reported interim period of $2,726 which included transfer agent fees, accounting fees, bank fees and filing fees and office expenses.

(4)    Off Balance Sheet Arrangements.  The Company has no off balance sheet arrangements which have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Our auditors have issued a going concern opinion indicating that because the Company may not have readily available resources to fund the Company through June 30, 2010, there is a substantial doubt as to the Company’s ability to continue as a going concern.    The Company is dependent upon the continued ability to raise investment capital.    There is no other assurance that sources of investment capital will be found.    The company has no liquid reserves from which to fund operations in the event that such additional capital is not raised.    In the event that additional capital investment is not forthcoming, the company will not be able to continue operations.

This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we collect contract payments due us and obtain additional capital from sources other than operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

The Registrant carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules13a-15(e)and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Perry West.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the period ended March 31, 2010.

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

The limited size of the company including  a limited staff makes it extremely difficult to segregate duties in a way that will allow disclosure controls and procedures to be implemented in an effective way.  The company continues to rely on contract and external professionals to assist in various tasks for disclosure.    To the extent that the Company is able to add executive and professional staff with increased business, it will continue its efforts to create an effective system of disclosure controls and procedures.

a)
The Company lacks the financial infrastructure to account for complex transactions which may result in a greater than normal risk that material errors may occur in the financial statements and not be detected timely.

b)	The Company currently relies upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

c)
Lack of sufficient segregation of duties.  Specifically, this material weakness is such that management must rely primarily on detective controls and controls could be strengthened by adding preventative controls to properly safeguard company assets.

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

Item 3. Defaults on Senior Securities

The Company has no outstanding Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted  to the Company's security holders for a vote, through the solicitation of proxies or otherwise during the interim period ended March 31. 2010.

Item 5.  Other Information

None.

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

May 26, 2010

HighLight Networks, Inc.

By:  /s/ Perry Douglas West
Perry Douglas West, CEO