Form 10-K
HighLight Networks, Inc.
filed 2010-09-23
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

  ☒ Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended June 30, 2010

or

 ☐ Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
333-153575
Commission file number

HIGHLIGHT NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-1507527
(State of incorporation)	(IRS Employer Identification Number)

215 South Riverside Dr. Suite 12 Cocoa, FL 32922
(Address of principal executive office)

(321) 684-5721
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

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

As of June 30, 2010 there were outstanding 1,500,940 shares of Highlight Networks, Inc.'s common stock, par value $.01 per share (the "Common Stock").

HIGHLIGHT NETWORKS, INC.

Form 10-K

Report for the Fiscal Year
 Ended June 30, 2010

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

 The progress toward the accomplishment of this plan as well as the Company’s ability to accomplish it is dependent upon successful efforts by the Company to raise additional capital.   There is no assurance that additional necessary capital will be raised or that the Company will otherwise be able to complete its plan.

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

Industry

Fixed wireless technologies – i.e. , wireless systems or devices that are deployed in fixed locations as distinguished from mobile devices such as cell phones or personal digital assistants have also emerged as an important complement to the mobility afforded by CMRS, and as a potential “last-mile” solution to deliver broadband to currently unserved areas. According to the National Telecommunications and Information Administration and FCC figures, the number of fixed wireless broadband lines in the United States grew 132 percent between June 2005 and December 2006 – from 208,695 to 484,073.112.   TIA estimated the total number of fixed wireless subscribers in  2006 to be 800,000.

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

 Wireless Broadband:

 Basic Wireless Broadband:  768Kbps down/256Kbps up   at  $19.99 to 24.99 per month (by area)

 Premium Wireless Broadband:  1.5-2.0 Mbps down/256Kbps up  at $24.99 to $29.99 per month (by area)

 Business Wireless Broadband:   1.5-2.0 Mbps down/256Kbps up at $34.99.

Voice Package

 Voice over Internet Protocol (VoIP) service from $9.99 per month with usage plans to $21.99 with  unlimited domestic long distance.  Business packages from $29.99 per month.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

All securities are equity securities and are classified as available-for-sale.

 In 2010 the marketable securities were returned to Mr. West upon the rescission of the agreement to issue 7,329 shares to him.

On February 24, 2010 the Company issued 940 shares of common stock, of which 260 were previously purchased and listed as issued in November, 2008.

As of June 30, 2010, there are 1,500,940 shares of common stock outstanding.

ITEM 6.   SELECTED FINANCIAL DATA

The table below summarizes our audited balance sheet at June 30, 2010 compared to 2009 and statement of operations for the fiscal year ended June 30, 2010 compared to 2009.

	At June 30,
	2010 (Audited)	2009 (Audited)
Balance Sheet:
Cash	$982	$875
Total Assets	$982	$4,885
Total Liabilities	$6,443	$-0-
Total Stockholders’ Equity (Deficit)	$(5,461)	$4,885

	For the Fiscal Year Ended June 30,
	2010 (Audited)	2009 (Audited)
Statement of Operations :
Revenue	$-0-	$-0-
Net Loss	$(13,059)	$(20,654)
Net Loss Per Share of Common Stock	$(0.01)	$(0.01)

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

Overview

As of the date of this report, the Company has had limited ongoing operations consisting of product and technology review, analysis and system design and negotiations for system placement and third party contract services,

Results of Operations for year ended June 30, 2010

Revenues for the year ended June 30, 2010 and for the year ended June 30, 2009 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses decreased by $7,607, from $20,654 in the year ended June 30, 2009 to $13,047 in the year ended June 30, 2010.

Loss per share was $0.01 for both the year ended June 30, 2010 and for the year ended June 30, 2009.   The weighted average shares decreased  from 1,501,998 as of June 30, 2009 to 1,500,329 as of June 30, 2010.

As of June 30, 2010, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

To date, the Company’s previous  principal officer and the Company’s major shareholder have provided services and loans to the company in order to continue operations.

In 2008 and 2009, Mr. West, the Company's former principal stockholder advanced $24,180 to the Company and Mr. West also provided services, valued at $2,000 per month and office space valued at $200 per month. The total value of $13,200 was reflected as an operating expense in 2009. As of June 30, 2010, the Company owes $0 related to these advances.

 On June 25, 2010, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $5,000.  This note is accruing 18% simple interest. As of June 30, 2010, the Company owes $5,000 in principal and $12 in interest related to this note.

Derivatives

At June 30, 2010, the Company had issued no derivative securities nor had it reserved any shares for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FAS 133 and EITF 00-19. SFAS No. 133 requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

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

Stock Based Compensation . We will account for employee stock-based compensation costs in accordance with ASC 718, Share-Based Payments  , which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values. We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates . The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company s Own Stock : We account for obligations and instruments potentially to be settled in the Company s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company s Own Stock . This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Off-Balance Sheet Arrangements

Highlight Networks, Inc. does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2010, a total of 1,500,940 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

On June 21, 2007, the Company issued 500,000 shares of common stock, which are restricted as to transferability, to its founders and directors for $500 offset against current notes payable.  On July 16, 2007, the Company issued 250,000 shares of common stock in exchange for $5,000 cash.  In November, 2007, the Company split the common stock two for one, leaving 1,500,000 issued and outstanding.

In November, 2008, the Company had purchase agreements for 260 shares of common stock in exchange for $1,329 cash. In March, 2009, the Company issued 7,329 shares of common stock, which are restricted as to transferability, to its one of its founders and directors for $37,380 offset against current notes payable.

 In 2008-2009, Mr. West also provided services, valued at $2,000 per month and office space valued at $200 per month. The total value of $13,200 was reflected as an operating expense in 2009.  The Company accounted for this as a capital transaction and was obligated to issue 7,329 shares.  In 2009 the Company had determined a decline in fair value below the cost basis is other than temporary. Therefore the cost basis of the individual security was written down to fair value. The impairment of $2,000 was recorded in 2009. In 2010, the common stock agreement was rescinded. The common shares were cancelled. Under the terms of the agreement Mr. West accepted the marketable securities valued at $4,010 and forgave approximately $3,255 in amounts due him in exchange for returning the 7,329 shares of common stock.

On February 24, 2010 the Company issued 940 shares of common stock, of which 260 were previously purchased and listed as issued in November, 2008.

As of June 30, 2010, there are 1,500,940 shares of common stock outstanding.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on page 16 of this Form 10-K. The accompanying consolidated financial statements and notes to financial statements have been prepared assuming that the Company will continue as a going concern and, therefore, has the ability to manage the recovery of its assets and satisfy its liabilities in the normal course of its continued operation.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).     CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Anthony Lombardo, our Principal Executive Officer and Damion Glushko, our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 (under the supervision and with the participation of the Principal Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2010 due to the failure to file complete and timely reports with the Securities and Exchange Commission. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2010 due to the following:  The Company had a limited number of personnel to operate a financial control system as well as limited funds during the reported period as well as a lack of outside directors.

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

PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

On June 30, 2010, In connection with the change of control and pursuant to the Purchase Agreement, Perry D. West resigned as the Company’s President, Chief Executive Officer, and Director of the Company effective immediately. Anthony E. Lombardo was appointed as Director, President and Chief Executive Officer, and Damion D. Glushko was appointed as Director and Secretary effective immediately.

Departure of Directors or Certain Officer: Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(a)   Resignation of Director and Officer

On June 3, 2010, Perry D. West resigned as the Company’s President, Chief Executive Officer, and sole Director effective immediately. The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(b)   Appointment of Directors and Officers

On June 3, 2010, the following persons were appointed as our officers and directors in connection with the change of control:
The directors and executive officers of the Company for the reported period are as follows:
Name	Age	Position
Anthony E. Lombardo	49	President and, Chief Executive Officer
Damion D. Glushko	42	Secretary; Director; Chief Financial Officer

Anthony E. Lombardo, Director, President, and CEO

From March 1998 to December 2002, Mr. Lombardo worked as a Program Manager for Hughes Aircraft in Arlington, Texas. He was the South Central Regional Manager for Training and Services with General Motors Corporation in Dallas, TX from January 2003 through March 2004. From April 2004 to July 2008 he was Operations Manager of Laqua’s 481 Chevrolet, an auto dealership in Fulton, NY. Mr. Lombardo was a consultant for Hendricks Motorsports in North Carolina from August 2008 through January 2010.

Damion D. Glushko, Director, Secretary, and CFO

Mr. Glushko earned his real estate license in Florida in October 1999. He joined Prudential Real Estate from 2000 through 2002 where he earned the President’s Award in 2001. Mr. Glushko was with Century 21 Real Estate from 2002 through 2008 where he was in the Million Dollar Club for four consecutive years. In 2009, he became Property Manager for Sales and Rentals at Colony Park Mobile Home Village in Merritt Island, Florida.

Executive Compensation

We have made no provisions for cash compensation to our officers or directors.

Employment Agreements

We have not entered into an employment agreement with our employees, and employment arrangements are all subject to the discretion of our board of directors.

Indemification of Officers and Directors

Our articles of incorporation and bylaws indemnify our directors and officers to the fullest extent permitted by Nevada corporation law. Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is unenforceableSet forth below is information regarding the business experience of the current Directors and executive officers of the Company.

 ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer as of June 30, 2010. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Anthony E. Lombardo
President/Director/CEO	2010	-0-	--	--	--	--
Damion D. Glushko
Secretary/Director/CFO	2010	-0-	--	--	--	--

Options/Stock Appreciation Rights

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2010  or for the previous year.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2010 and the same period ending June 30, 2009.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements

None.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

On June 3, 2010, Highlight Networks, Inc.’s (the “Company”) majority shareholders entered into a stock purchase agreement (the “Purchase Agreement”) with Infanto Holdings, Corp. (“Infanto”), pursuant to which, Infanto purchased: 500,000 shares of the Company’s issued and outstanding common stock from Perry D. West, the President and CEO of the Company; 500,000 shares of the Company’s issued and outstanding common stock from Taylor B. West, a shareholder of the Company; and 500,000 shares of the Company’s issued and outstanding common stock from Hee Joon Park, a shareholder of the Company. The total of 1,500,000 shares represents 99.9% of the Company’s outstanding common stock. Infanto paid a total of $50,000 to selling shareholders.

In connection with the change of control and pursuant to the Purchase Agreement, Perry D. West resigned as the Company’s President, Chief Executive Officer, and Director of the Company effective immediately. Anthony E. Lombardo was appointed as Director, President and Chief Executive Officer, and Damion D. Glushko was appointed as Director and Secretary effective immediately. The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2010 by each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors, each named executive officer and all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

The following table presents certain information regarding beneficial ownership of our common stock as of July 23, 2010, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding
Infanto Holdings, Corp	1,500,000	99.99%

Anthony E. Lombardo	0	0%
President; Director; CEO

Damion D. Glushko	0	0%
Secretary; Director; CFO

The address of the Company is 215 S. Riverside Drive,  Suite 12, Cocoa, Florida  32922.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2007, the Company issued 500,000 shares of restricted common stock to Perry West for $250 and 500,000 shares of restricted common stock to Taylor West $250.   On July 16, 2007 Hee Joon Park purchased 500,000 shares of common stock for $5,000.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. Perry West provided the Company, without cost, his services, valued at $2,000 per month, which totaled $10,000 for the five months ended December 31, 2007. He also provided us, without cost, office space valued at $200 per month, which totaled $1,000 for the five months ended December 31, 2007. The total of these expenses, $11,000 from inception for the five months ended December 31, 2007 was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On June 3, 2010, Highlight Networks, Inc.’s (the “Company”) majority shareholders entered into a stock purchase agreement (the “Purchase Agreement”) with Infanto Holdings, Corp. (“Infanto”), pursuant to which, Infanto purchased: 500,000 shares of the Company’s issued and outstanding common stock from Perry D. West, the President and CEO of the Company; 500,000 shares of the Company’s issued and outstanding common stock from Taylor B. West, a shareholder of the Company; and 500,000 shares of the Company’s issued and outstanding common stock from Hee Joon Park, a shareholder of the Company. The total of 1,500,000 shares represents 99.9% of the Company’s outstanding common stock. Infanto paid a total of $50,000 to selling shareholders.

In connection with the change of control and pursuant to the Purchase Agreement, Perry D. West resigned as the Company’s President, Chief Executive Officer, and Director of the Company effective immediately. Anthony E. Lombardo was appointed as Director, President and Chief Executive Officer, and Damion D. Glushko was appointed as Director and Secretary effective immediately.

None of the following parties has, since commencement of our fiscal year ended June 30, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our directors, Anthony E. Lombardo and Damion D. Glushko, are also officers of the Company.  As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors.  Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.    PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1)    Audit Fees:  The Company’s principal accountant, Michael Cronin, CPA has billed for Audit services $1,500 for the year ended June 30, 2010 and $1,500 for the year ended June 30, 2009.

(2)    Audit Related Fees:            None

(3)    Tax Fees:                              None

(4)    All Other Fees:                   None

PART  IV

ITEM 15.     EXHIBITS

EXHIBIT 31.1	HIGHLIGHT NETWORKS, INC. PRINCIPAL EXECUTIVE OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
EXHIBIT 31.2	HIGHLIGHT NETWORKS, INC. PRINCIPAL FINANCIAL OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
EXHIBIT 32.1	HIGHLIGHT NETWORKS, INC. PRINCIPAL EXECUTIVE OFFICER’S CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OFTHE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32.2	HIGHLIGHT NETWORKS, INC. PRINCIPAL FINANCIAL OFFICER'S CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OFTHE SARBANES-OXLEY ACT OF 2002

Highlight Networks, Inc.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

June 30, 2010

Report of Independent Registered Public Accountant 17

Balance Sheets
June 30, 2010 and June 30, 2009 18

Statements of Operations
For the year ended June 30, 2010 and
For the year ended June 30, 2009 and
For the cumulative period from June 21, 2007 (inception) to June 30, 2010 19

Statement of Stockholders' Equity
Since June 21, 2007 (inception) to June 30, 2010 20

Statements of Cash Flows
For the year ended June 30, 2010 and
For the year ended June 30, 2009 and
For the cumulative period from June 21, 2007 (inception) to June 30, 2010 21

Notes to Financial Statements………………………………………………………………….22-28

Michael F. Cronin

Certified Public Accountant

Orlando, FL 32708

Board of Directors and Shareholders

Highlight Networks, Inc.

Cocoa, Florida

I have audited the accompanying balance sheet of Highlight Networks, Inc. (a development stage company) as of June 30, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years then ended and the period of June 21, 2007 (inception) to June 30, 2010. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlight Networks, Inc. as of June 30, 2010 and 2009 and the results of its operations, its cash flows and changes in stockholders' deficiency from inception and for the periods then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $58,393 cumulative loss from operations and consumed $11,725 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

September 23, 2010

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant NY, FL Orlando, Florida

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2010	2009
ASSETS
Current Assets:
Cash	$982	$875

Total Current Assets	982	875

Marketable Securities (Available for Sale)	-	4,010

TOTAL ASSETS	$982	$4,885

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$1,431	$-
Related Party Note Payable	5,000	-
Interest Payable	12	-

Total Current Liabilities	6,443	-

Total Liabilities	6,443	-

Stockholders' Equity
Common Stock- $.001 par value; 150,000,000 shares
authorized; 1,507,589 and 1,500,940 shares outstanding
as of June 30, 2009 and June 30, 2010	1,501	1,508
Additional Paid-In Capital	51,431	48,711
Deficit Accumulated During the Development Stage	(58,393)	(45,334)

Total Stockholders' Equity	(5,461)	4,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$982	$4,885

Summary of Significant Accounting Polices and Notes to Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			Inception
	For the Year Ended		(June 21, 2007)
	June 30,		to
	2010	2009	June 30, 2010
Revenues:	-	-	-

Expenses:
Accounting Fees	3,345	1,500	4,845
General and Administrative	4,702	6,654	12,536
Legal Fees	5,000	12,000	39,000
Valuation Impairment on Marketable Securities		2,000	2,000
Total Expenses	13,047	20,654	58,381

Operating Income (Loss)	(13,047)	(20,654)	(58,381)

Other (Income) Expense
Interest, Net	(12)	-	(12)

Total Other Income (Expense)	(13,059)	(20,654)	(58,393)

Net Loss Before Taxes	(13,059)	(20,654)	(58,393)

Income and Franchise Tax	-	-	-

Net Income (Loss)	$(13,059)	$(20,654)	$(58,393)

Basic & Diluted Loss per Share	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	1,500,329	1,501,998

See Summary of Significant Accounting Polices and Notes to Financial Statements

Highlight Networks, Inc.
(A Development Stage Company)
Statement of Stockholders Equity

				Deficit
				Accumulated	Total
			Additional	Since	Stockholders'
	Common Stock		Paid in	Development	Equity
	Shares	Par Value	Capital	Stage	Deficiency
Inception June 21, 2007 - restated to reflect
2:1 stock split effective November 2008	-	-	-	-	-

Stock Issued for Cash	1,000,000	1,000	(500)	-	500

Net Loss	-	-	-	(1,580)	(1,580)

Balance at June 30, 2007	1,000,000	1,000	(500)	(1,580)	500

Stock Issued for Cash	500,000	500	4,500	-	4,500

Net Loss	-	-	-	(23,100)	(23,100)

Balance at June 30, 2008	1,500,000	1,500	4,000	(24,680)	(19,180)

Stock Agreement as Payment for Related Party Payable	7,329	7	37,373	-	37,380

Contributed Captial	-	-	6,010	-	6,010

Stock Issued for Cash	260	-	1,329	-	1,329

Net Loss	-	-	-	(20,654)	(20,654)

Balance at June 30, 2009	1,507,589	1,508	48,711	(45,334)	4,885

Stock Agreement Cancelled - Adjustment to Stock and Contributed Capital	(7,329)	(7)	(4,003)	-	(4,010)

Stock Issued for Cash	680	-	3,468	-	3,468

Contributed Captial	-	-	3,255	-	3,255

Net Loss	-	-	-	(13,059)	(13,059)

Balance at June 30, 2010	1,500,940	1,501	51,431	(58,393)	(5,461)

See Summary of Significant Accounting Polices and Notes to Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Inception
			(June 21, 2007)
	Years Ended June 30,		to
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(13,059)	$(20,654)	$(58,393)
Adjustments required to reconcile net loss
to cash used in operating expenses:
Expenses paid by issuance of equity instruments
Non cash expenses and impairment charges	-	2,000	2,000
Increase in allowance for doubtful accounts	-	-	-
Gain from discontinued operations		-	-
Fair value of services provided by related parties	-	13,200	37,400
Expenses paid by related parties	5,345	-	5,825
Payables paid by related parties	-	-	-
Increase (decrease) in current assets	-	-	-
Increase (decrease) in accounts payable and accrued services	1,443	1,329	1,443
Cash Used in Operating Activities	(6,271)	(4,125)	(11,725)

CASH FLOWS FROM INVESTING
ACTIVITIES
Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from the issuance of common stock	3,468	5,000	9,797
Proceeds from related party debt borrowings	2,910	-	2,910
Payments on capital lease obligation
Cash transferred to bankruptcy trustee
Cash Generated by Financing Activities	6,378	5,000	12,707

Change in Cash	107	875	982
Cash at Beginning of Period	875	-	-
Cash at End of Period	$982	$875	$982

See Summary of Significant Accounting Polices and Notes to Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Highlight Networks, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $58,000 for the period from June 21, 2007 (inception) to June 30, 2010, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

Highlight Networks, Inc., (the "Company") was formed on June 21, 2007 as a Nevada corporation.  Since June 21, 1997, the Company is in the development stage, and has not commenced planned principal operations.  The Company has a June 30 year end.

Nature of Business

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

The Company’s principal executive offices are located at 215 South Riverside Dr. Suite 12 Cocoa, FL. Our telephone number is (321) 684-5721.

Cash and Cash Equivalents

 For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued

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

The Company amortizes the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. At June 30, 2010, the Company has no impaired carrying value of its intangible assets.

Fair Value Accounting

On July 1, 2008, we adopted Accounting Standards Codification ASC 820, “Fair Value Measurements.”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  ASC 820 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year beginning July 1, 2009, and interim periods within those fiscal years. The partial adoption of ASC 820 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition, on July 1, 2008, we adopted Statement of FASB ASC 825, “Financial Instruments,” . Under FASB ASC 825, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We did not elect to use the fair value option.  Therefore, the adoption of FASB ASC 825 did not impact our consolidated financial position, results of operations or cash flows.

Revenue and Expense Recognition

Revenue is recognized when earned rather than when received. Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. Expenses are charged to operations as incurred.
The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.   Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the years ended June 30, 2010 and 2009, there was no deferred revenue.

HIGHLIGHT NETWORKS, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $982and $875 as of June 30, 2010 and 2009 all of which was fully covered by federal depository insurance.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-based Compensation

Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments.  .

We adopted the provisions of ASC 718, Share-Based Payments. , which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Loss per Common Share

The Company has adopted the provisions of ASC 260, Earning per Share . ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock

Financial Instruments

The Company’s financial assets and liabilities consist of cash, accounts receivable, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Start-up Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities" ("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company has expensed organization costs of $480 in the year ended June 30, 2007.

Deferred Offering Costs

Deferred offering costs consists of expenses incurred that are directly related to a public offering. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Reclassification

Certain reclassifications have been made in the 2009 financial statements to conform to the June 30, 2010 presentation.

Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements. In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all subsequent events through February 25, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

 The Company adopted ASC Topic 855 (Subsequent Events).   . ASC 855  establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. ASC Topic 855  is effective for reporting periods ending after June 15, 2009. The Company adopted ASC 855 on June 30, 2009. ASC 855 affects disclosures only.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

NOTE 2 - INCOME TAXES

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards.

The Company has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of its net deferred tax assets. The Company's management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the related adjustment to income would be recorded during the period in which the determination is made. The tax rate may also vary based on results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operates.

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

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 - INCOME TAXES (CONTINUED)

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At June 30, 2010 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

At June 30, 2010, the Company had net deferred tax assets of approximately $13,100 principally arising from net operating loss carryforwards for income tax purposes. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage.  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

As of June 30, 2010, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

In 2008-2009, Mr. West, the Company's former principal stockholder advanced $24,180 to the Company.

Also in 2008-2009, Mr. West also provided services, valued at $2,000 per month and office space valued at $200 per month. The total value of $13,200 was reflected as an operating expense in 2009.  The Company accounted for this as a capital transaction and was obligated to issue 7,329 shares.  .

In 2010, the common stock agreement was rescinded. The common shares were cancelled. Under the terms of the agreement Mr. West accepted the marketable securities valued at $4,010 and forgave approximately $3,255 in amounts due him in exchange for returning the 7,329 shares of common stock.
.
On June 25, 2010, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $5,000.  This note is accruing 18% simple interest. As of June 30, 2010, the Company owes $5,000 in principal and $12 in interest related to this note.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – MARKETABLE SECURITIES

All securities are equity securities and are classified as available-for-sale. In 2009 the Company had determined a decline in fair value below the cost basis is other than temporary. Therefore the cost basis of the individual security was written down to fair value. The impairment of $2,000 was recorded in 2009. In 2010 the marketable securities were returned to Mr. West upon the rescission of the agreement to issue 7,329 shares to him.

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2010, a total of 1,500,940 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

On June 21, 2007, the Company issued 500,000 shares of common stock, which are restricted as to transferability, to its founders and directors for $500 offset against current notes payable.  On July 16, 2007, the Company issued 250,000 shares of common stock in exchange for $5,000 cash.  In November, 2007, the Company split the common stock two for one, leaving 1,500,000 issued and outstanding.

In November, 2008, the Company had purchase agreements for 260 shares of common stock in exchange for $1,329 cash. In March, 2009, the Company issued 7,329 shares of common stock, which are restricted as to transferability, to its one of its founders and directors for $37,380 offset against current notes payable.

 In 2008-2009, Mr. West also provided services, valued at $2,000 per month and office space valued at $200 per month. The total value of $13,200 was reflected as an operating expense in 2009.  The Company accounted for this as a capital transaction and was obligated to issue 7,329 shares.  In 2010, the common stock agreement was rescinded. The common shares were cancelled. Under the terms of the agreement Mr. West accepted the marketable securities valued at $4,010 and forgave approximately $3,255 in amounts due him in exchange for returning the 7,329 shares of common stock.

On February 24, 2010 the Company issued 940 shares of common stock, of which 260 were previously purchased and listed as issued in November, 2008.

As of June 30, 2010, there are 1,500,940 shares of common stock outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Highlight Networks, Inc. evaluated all events subsequent to June 30, 2010 through September 23, 2010 and concluded that there are no significant or material transactions to be reported for the period from July 1, 2010 to September 23, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLIGHT NETWORKS, INC.

Dated: September 23, 2010

by: /s/ Anthony Lombardo
Anthony Lombardo
President and Chief Executive Officer

by: /s/ Damion Glushko
Damion Glushko
Secretary; Director; Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

by: /s/ Anthony Lombardo
Anthony Lombardo
President and Chief Executive Officer
(Principal Executive Officer)

by: /s/ Damion Glushko
Damion Glushko
Secretary; Director; Chief Financial Officer
(Principal Financial Officer)