Form 10-K/A
period 2010-06-30
HighLight Networks, Inc.
filed 2010-10-18
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Common Stock: $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes  ☐   No  ☒

Indicate by check mark whether the registrant if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (check one)

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).     CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Anthony Lombardo, our Principal Executive Officer, and Damion Glushko, our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 (under the supervision and with the participation of the Principal Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were effective as of June 30, 2010.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●
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

Indemification of Officers and Directors

Our articles of incorporation and bylaws indemnify our directors and officers to the fullest extent permitted by Nevada corporation law. Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is unenforceable. Set forth below is information regarding the business experience of the current Directors and executive officers of the Company.

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

Highlight Networks, Inc.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

June 30, 2010

Report of Independent Registered Public Accountant	17

Balance Sheets
June 30, 2010 and June 30, 2009	18

Statements of Operations
For the year ended June 30, 2010 and
For the year ended June 30, 2009 and
For the cumulative period from June 21, 2007 (inception) to June 30, 2010	19

Statement of Stockholders' Equity
Since June 21, 2007 (inception) to June 30, 2010	20

Statements of Cash Flows
For the year ended June 30, 2010 and
For the year ended June 30, 2009 and
For the cumulative period from June 21, 2007 (inception) to June 30, 2010	21

Notes to Financial Statements	22-28

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $58,393 cumulative loss from operations and consumed $11,725 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

October 18, 2010

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

See Summary of Significant Accounting Polices and Notes to Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			Inception
	For the Year Ended		(June 21, 2007)
	June 30,		to
	2010	2009	June 30, 2010
Revenues:	-	-	-

Expenses:
Accounting Fees	3,345	1,500	4,845
General and Administrative	4,702	6,654	12,536
Legal Fees	5,000	12,000	39,000
Valuation Impairment on Marketable Securities	-	2,000	2,000
Total Expenses	13,047	20,654	58,381

Operating Income (Loss)	(13,047)	(20,654)	(58,381)

Other (Income) Expense
Interest, Net	(12)	-	(12)

Total Other Income (Expense)	(13,059)	(20,654)	(58,393)

Net Loss Before Taxes	(13,059)	(20,654)	(58,393)

Income and Franchise Tax	-	-	-

Net Income (Loss)	$(13,059)	$(20,654)	$(58,393)

Basic & Diluted Loss per Share	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	1,500,329	1,501,998

See Summary of Significant Accounting Polices and Notes to Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

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

HIGHLIGHT NETWORKS, INC.

Dated: October 18, 2010

By:	/s/ Anthony Lombardo
Name:	Anthony Lombardo
Title:	President and Chief Executive Officer

By:	/s/ Damion Glushko
Name:	Damion Glushko
Title:	Secretary; Director; Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

By:	/s/ Anthony Lombardo
Name:	Anthony Lombardo
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Damion Glushko
Name:	Damion Glushko
Title:	Secretary; Director; Chief Financial Officer (Principal Financial Officer)