Form 10-Q
period 2010-09-30
HighLight Networks, Inc.
filed 2010-10-28
CIK 1445175

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒      QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of the issuer's common stock, was 1,501,200 common shares as of  September 30, 2010.

HIGHLIGHT NETWORKS, INC.
SEPTEMBER 30, 2010

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets	4
	As of September 30, 2010 (Unaudited)
	As of June 30, 2010
	Unaudited Statements of Operations	5
	For the three months ended September 30, 2010 and September 30, 2009
	For the cumulative period from June 21, 2007 (Date of Inception) to September 30, 2010
	Unaudited Statement of Stockholders’ Deficiency for the from June 21, 2007 (Date of Inception) to September 30, 2010	6
	Unaudited Statements of Cash Flows	7
	For the three months ended September 30, 2010 and September 30, 2009
	For the cumulative period from June 21, 2007 (Date of Inception) to September 30, 2010
	Unaudited Notes to Financial Statements	8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T.	Controls and Procedures	11

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item1A	Risk Factors	12
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits	12

	SIGNATURES	13

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	June 30,
	2010	2010
ASSETS
Current Assets:
Cash	$1,089	$982

Total Current Assets	1,089	982

TOTAL ASSETS	$1,089	$982

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$8,659	$1,431
Related Party Note Payable	7,064	5,000
Interest Payable	312	12

Total Current Liabilities	16,035	6,443

Total Liabilities	16,035	6,443

Stockholders' Equity
Common Stock- $.001 par value; 150,000,000 shares
authorized; 1,500,940 and 1,501,200 shares outstanding
as of June 30, 2010 and September 30, 2010	1,501	1,501
Additional Paid-In Capital	53,507	51,431
Deficit Accumulated During the Development Stage	(69,954)	(58,393)

Total Stockholders' Equity	(14,946)	(5,461)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,089	$982

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Inception
	For the Three Months Ended		(June 21, 2007)
	September 30,		to
	2010	2009	September 30, 2010
Revenues:	-	-	-

Expenses:
Accounting Fees	7,500	-	12,345
General and Administrative	3,711	186	16,247
Legal Fees	50	-	39,050
Valuation Impairment on Marketable Securities	-	-	2,000
Total Expenses	11,261	186	69,642

Operating Income (Loss)	(11,261)	(186)	(69,642)

Other (Income) Expense
Interest, Net	(300)	-	(312)

Total Other Income (Expense)	(11,561)	-	(69,954)

Net Loss Before Taxes	(11,561)	(186)	(69,954)

Income and Franchise Tax	-	-	-

Net Income (Loss)	$(11,561)	$(186)	$(69,954)

Basic & Diluted Loss per Share	$(0.01)	$(0.00)

Weighted Average Shares
Outstanding	1,500,979	1,507,589

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

				Deficit
				Accumulated
			Additional	Since	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficiency
Inception June 21, 2007 - restated to reflect
2:1 stock split effective November 2008	-	-	-	-	-

Stock Issued for Cash	1,000,000	1,000	(500)	-	500

Net Loss	-	-	-	(1,580)	(1,580)

Balance at June 30, 2007	1,000,000	1,000	(500)	(1,580)	500

Stock Issued for Cash	500,000	500	4,500	-	4,500

Net Loss	-	-	-	(23,100)	(23,100)

Balance at June 30, 2008	1,500,000	1,500	4,000	(24,680)	(19,180)

Stock Agreement as Payment for Related Party Payable	7,329	7	37,373	-	37,380

Contributed Captial	-	-	6,010	-	6,010

Stock Issued for Cash	260	-	1,329	-	1,329

Net Loss	-	-	-	(20,654)	(20,654)

Balance at June 30, 2009	1,507,589	1,508	48,711	(45,334)	4,885

Stock Agreement Cancelled - Adjustment to Stock and Contributed Capital	(7,329)	(7)	(4,003)	-	(4,010)

Stock Issued for Cash	680	-	3,468	-	3,468

Contributed Captial	-	-	3,255	-	3,255

Net Loss	-	-	-	(13,059)	(13,059)

Balance at June 30, 2010	1,500,940	1,501	51,431	(58,393)	(5,461)

Stock Issued for Cash	260	-	1,326	-	1,326

Contributed Captial	-	-	750	-	750

Net Loss	-	-	-	(11,561)	(11,561)

Balance at September 30, 2010	1,501,200	1,501	53,507	(69,954)	(14,946)

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Inception
	For the Three Months Ended		(June 21, 2007)
	September 30,		to
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(11,561)	$(186)	$(69,954)
Adjustments required to reconcile net loss
to cash used in operating expenses:
Expenses paid by issuance of equity instruments	-	-
Non cash expenses and impairment charges	-	-	2,000
Increase in allowance for doubtful accounts	-	-	-
Gain from discontinued operations	-	-	-
Fair value of services provided by related parties	-	-	37,400
Expenses paid by related parties	694	-	6,519
Payables paid by related parties	-	-	-
Increase (decrease) in current assets	-	-	-
Increase (decrease) in accounts payable and accrued services	7,528	-	8,971
Cash Used in Operating Activities	(3,339)	(186)	(15,064)

CASH FLOWS FROM INVESTING
ACTIVITIES
Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from the issuance of common stock	2,076	2,040	11,873
Proceeds from related party debt borrowings	1,370	-	4,280
Payments on capital lease obligation	-	-	-
Cash transferred to bankruptcy trustee	-	-	-
Cash Generated by Financing Activities	3,446	2,040	16,153

Change in Cash	107	1,854	1,089
Cash at Beginning of Period	982	875	-
Cash at End of Period	$1,089	$2,729	$1,089

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(a development stage company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Note 1 – Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2010 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Note 2 – Earning/Loss Per Share:

 Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of Preferred Stock or convertible notes. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented..

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.

Note 3 – New Accounting Standards:

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements..

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 will not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Note 4 – Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. In 2010, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $7,064.  This note is accruing 18% simple interest. As of September 30, 2010, the Company owes $7,064 in principal and $312 in interest related to this note.

Note 5 – Recent Sale of Common Stock:

Common Shares Issued for Cash:
●	On September 7, 2010 the Company issued 100 shares of common stock at $5.10 per share.
●	On September 24, 2010 the Company issued 160 shares of common stock at $5.10 per share.

As of September 30, 2010, there are 1,501,200 shares of common stock outstanding.

Item 2.   Management's Discussion and Analysis of financial Condition an Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q.

Overview

Highlight Networks, Inc. is a development stage, wireless broadband networking company in the business of planning, development and operation of both private and public access wireless broadband networks using WiFi (IEEE 802.11) and WiMAX (IEEE 802.16) wireless technologies to provide business and residential customers "last mile" connectivity. As of the date of this report, the Company has had limited ongoing operations consisting of product and technology review, analysis and system design and negotiations for system placement and third party contract services.

Results of Operations for three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Revenues for the three months ended September 30, 2010 and for the three months ended September 30, 2009 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses increased by $11,075, from $186 in the three months ended September 30, 2009 to $11,261 in the three months ended September 30, 2010.

The loss per share was $(0.00) for the three months ended September 30, 2009 and $(0.01) for the three months ended September 30, 2010.   The weighted average shares were 1,507,589 in the three months ended September 30, 2009 and 1,500,979 in the three months ended  September 30, 2010.

As of September 30, 2010, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

To date, the Company’s previous principal officer and the Company’s major shareholder have provided services and loans to the company in order to continue operations.  As of September 30, 2010, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., has loaned the Company $7,064.  These notes are accruing 18% simple interest. As of September 30, 2010, the Company owes $7,064 in principal and $312 in interest related to this note.

Net cash used in operating activities was $3,339 during the three-month period ended September 30, 2010.

Net cash provided by investing activities was $0 during the three-month period ended September 30, 2010.

Net cash provided by financing activities was $3,446 during the three-month period ended September 30, 2010.

Derivatives

At September 30, 2010, the Company had issued no derivative securities nor had it reserved any shares for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FAS 133 and EITF 00-19. SFAS No. 133 requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

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

Stock Based Compensation

We will account for employee stock-based compensation costs in accordance with ASC 718, Share-Based Payments, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values. We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance

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

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2010 , 1,501,200 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

In 2008-2009, Perry West, a previous officer of the Company, provided services valued at $2,000 per month and office space valued at $200 per month. The total value of $13,200 was reflected as an operating expense in 2009.  The Company accounted for this as a capital transaction and was obligated to issue 7,329 shares.  In 2009 the Company had determined a decline in fair value below the cost basis is other than temporary. Therefore the cost basis of the individual security was written down to fair value. The impairment of $2,000 was recorded in 2009. In 2010, the common stock agreement was rescinded. The common shares were cancelled. Under the terms of the agreement Mr. West accepted the marketable securities valued at $4,010 and forgave approximately $3,255 in amounts due him in exchange for returning the 7,329 shares of common stock.

On February 24, 2010 the Company issued 940 shares of common stock, of which 260 shares were previously purchased and listed as issued in November, 2008.

On September 7, 2010 the Company issued 100 shares of common stock at $5.10 per share.

On September 24, 2010 the Company issued 160 shares of common stock at $5.10 per share.

As of September 30, 2010, there are 1,501,200 shares of common stock outstanding.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 (under the supervision and with the participation of the Principal Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were effective as of September  30, 2010.

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

Item 3.   Defaults on Senior Securities

The Company has no outstanding Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to the Company's security holders for a vote, through the solicitation of proxies or otherwise during the interim period ended September 30, 2010.

Item 5.   Other Information

None.

Item 6.   Exhibits

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

Dated: October 28, 2010

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