Form 10-K/A
period 2010-06-30
HighLight Networks, Inc.
filed 2010-12-20
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

HIGHLIGHT NETWORKS, INC.

Form 10-K/A

Report for the Fiscal Year

 Ended June 30, 2010

EXPLANATORY NOTE

Highlight Networks, Inc. is filing this Amendment Number 2 to its Annual Report on Form 10/K (“the Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2010, and as amended and filed with the SEC October 18, 2010.  This Amendment is being filed solely to state that our disclosure controls and procedures and internal controls over financial reporting are not effective in response to comments received from the staff of the SEC. Specifically, we amended certain information contained in Item 9A of this Form 10-K/A.  Except as specifically amended by this Amendment Number 2, the Company has not amended any other aspect of its original Annual Report on Form 10-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in Amendment No. 1 of our Form 10-K. This Amendment does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings with the SEC.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-K/A.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on page 16 of this Form 10-K/A. The accompanying consolidated financial statements and notes to financial statements have been prepared assuming that the Company will continue as a going concern and, therefore, has the ability to manage the recovery of its assets and satisfy its liabilities in the normal course of its continued operation.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).     CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected.

Subsequent to filing on September 23, 2010 our Annual Report on Form 10-K for the year ended June 30, 2010 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not sufficient because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, Michael F. Cronin, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Robinson, Hill & Company expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

Indemnification of Officers and Directors

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

Highlight Networks, Inc.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

June 30, 2010

Report of Independent Registered Public Accountant.........................................................................17

Balance Sheets

June 30, 2010 and June 30, 2009........................................................................................................18

Statements of Operations

For the year ended June 30, 2010 and

For the year ended June 30, 2009 and

For the cumulative period from June 21, 2007 (inception) to June 30, 2010............................................19

Statement of Stockholders' Equity

Since June 21, 2007 (inception) to June 30, 2010.................................................................................20

Statements of Cash Flows

For the year ended June 30, 2010 and

For the year ended June 30, 2009 and

For the cumulative period from June 21, 2007 (inception) to June 30, 2010............................................21

Notes to Financial Statements……………………………………………….......…………..……….22-28

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $58,393 cumulative loss from operations and consumed $11,725 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

December 20, 2010

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant NY, FL Orlando, Florida

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2010	2009
ASSETS
Current Assets:
Cash	$ 982	$ 875

Total Current Assets	982	875

Marketable Securities (Available for Sale)	-	4,010

TOTAL ASSETS	$ 982	$ 4,885

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 1,431	$ -
Related Party Note Payable	5,000	-
Interest Payable	12	-

Total Current Liabilities	6,443	-

Total Liabilities	6,443	-

Stockholders' Equity
Common Stock- $.001 par value; 150,000,000 shares
authorized; 1,507,589 and 1,500,940 shares outstanding
as of June 30, 2009 and June 30, 2010	1,501	1,508
Additional Paid-In Capital	51,431	48,711
Deficit Accumulated During the Development Stage	(58,393)	(45,334)

Total Stockholders' Equity	(5,461)	4,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 982	$ 4,885

See Summary of Significant Accounting Polices and Notes to Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			Inception
	For the Year Ended		(June 21, 2007)
	June 30,		to
	2010	2009	June 30, 2010
Revenues:	-	-	-

Expenses:
Accounting Fees	3,345	1,500	4,845
General and Administrative	4,702	6,654	12,536
Legal Fees	5,000	12,000	39,000
Valuation Impairment on Marketable Securities	-	2,000	2,000
Total Expenses	13,047	20,654	58,381

Operating Income (Loss)	(13,047)	(20,654)	(58,381)

Other (Income) Expense
Interest, Net	(12)	-	(12)

Total Other Income (Expense)	(13,059)	(20,654)	(58,393)

Net Loss Before Taxes	(13,059)	(20,654)	(58,393)

Income and Franchise Tax	-	-	-

Net Income (Loss)	$ (13,059)	$ (20,654)	$ (58,393)

Basic & Diluted Loss per Share	$ (0.01)	$ (0.01)

Weighted Average Shares
Outstanding	1,500,329	1,501,998

See Summary of Significant Accounting Polices and Notes to Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated	Total
			Additional	Since	Stockholders'
	Common Stock		Paid in	Development	Equity
	Shares	Par Value	Capital	Stage	Deficiency
Inception June 21, 2007 - restated to reflect
2:1 stock split effective November 2008	-	-	-	-	-

Stock Issued for Cash	1,000,000	1,000	(500)	-	500

Net Loss	-	-	-	(1,580)	(1,580)

Balance at June 30, 2007	1,000,000	1,000	(500)	(1,580)	500

Stock Issued for Cash	500,000	500	4,500	-	4,500

Net Loss	-	-	-	(23,100)	(23,100)

Balance at June 30, 2008	1,500,000	1,500	4,000	(24,680)	(19,180)

Stock Agreement as Payment for Related Party Payable	7,329	7	37,373	-	37,380

Contributed Capital	-	-	6,010	-	6,010

Stock Issued for Cash	260	-	1,329	-	1,329

Net Loss	-	-	-	(20,654)	(20,654)

Balance at June 30, 2009	1,507,589	1,508	48,711	(45,334)	4,885

Stock Agreement Cancelled - Adjustment to Stock and Contributed Capital	(7,329)	(7)	(4,003)	-	(4,010)

Stock Issued for Cash	680	-	3,468	-	3,468

Contributed Capital	-	-	3,255	-	3,255

Net Loss	-	-	-	(13,059)	(13,059)

Balance at June 30, 2010	1,500,940	1,501	51,431	(58,393)	(5,461)

See Summary of Significant Accounting Polices and Notes to Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Inception
			(June 21, 2007)
	Years Ended June 30,		to
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (13,059)	$ (20,654)	$ (58,393)
Adjustments required to reconcile net loss
to cash used in operating expenses:
Expenses paid by issuance of equity instruments
Non cash expenses and impairment charges	-	2,000	2,000
Increase in allowance for doubtful accounts	-	-	-
Gain from discontinued operations		-	-
Fair value of services provided by related parties	-	13,200	37,400
Expenses paid by related parties	5,345	-	5,825
Payables paid by related parties	-	-	-
Increase (decrease) in current assets	-	-	-
Increase (decrease) in accounts payable and accrued services	1,443	1,329	1,443
Cash Used in Operating Activities	(6,271)	(4,125)	(11,725)

CASH FLOWS FROM INVESTING
ACTIVITIES
Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from the issuance of common stock	3,468	5,000	9,797
Proceeds from related party debt borrowings	2,910	-	2,910
Payments on capital lease obligation
Cash transferred to bankruptcy trustee
Cash Generated by Financing Activities	6,378	5,000	12,707

Change in Cash	107	875	982
Cash at Beginning of Period	875	-	-
Cash at End of Period	$ 982	$ 875	$ 982

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

In addition, on July 1, 2008, we adopted Statement of FASB ASC 825, “Financial Instruments,”. Under FASB ASC 825, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We did not elect to use the fair value option.  Therefore, the adoption of FASB ASC 825 did not impact our consolidated financial position, results of operations or cash flows.

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

We adopted the provisions of ASC 718, Share-Based Payments., which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Loss per Common Share

The Company has adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

Dated: December 20, 2010

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