Form 10-Q/A
period 2010-09-30
HighLight Networks, Inc.
filed 2010-12-20
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

The number of shares outstanding of the issuer's common stock, was 1,501,200 common shares as of September 30, 2010.

HIGHLIGHT NETWORKS, INC.
SEPTEMBER 30, 2010

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets As of September 30, 2010 (Unaudited) As of December 31, 2009	4
	Unaudited Statements of Operations For the three months ended September 30, 2010 and September 30, 2009 For the cumulative period from February 18, 1927(Date of Inception) to September 30, 2010	5
	Unaudited Statement of Stockholders’ Deficiency for the from June 21, 2007 (Date of Inception) to September 30, 2010	6
	Unaudited Statements of Cash Flows For the three months ended September 30, 2010 and September 30, 2009 For the cumulative period from June 21, 2007 (Date of Inception) to September 30, 2010	7
	Unaudited Notes to Financial Statements	8-9
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item1A	Risk Factors	14
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

	SIGNATURES	15-19

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	June 30,
	2010	2010
ASSETS
Current Assets:
Cash	$ 1,089	$ 982

Total Current Assets	1,089	982

TOTAL ASSETS	$ 1,089	$ 982

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 8,659	$ 1,431
Related Party Note Payable	7,064	5,000
Interest Payable	312	12

Total Current Liabilities	16,035	6,443

Total Liabilities	16,035	6,443

Stockholders' Equity
Common Stock- $.001 par value; 150,000,000 shares
authorized; 1,500,940 and 1,501,200 shares outstanding
as of June 30, 2010 and September 30, 2010	1,501	1,501
Additional Paid-In Capital	53,507	51,431
Deficit Accumulated During the Development Stage	(69,954)	(58,393)

Total Stockholders' Equity	(14,946)	(5,461)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,089	$ 982

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Inception
	For the Three Months Ended		(June 21, 2007)
	September 30,		to
	2010	2009	September 30, 2010
Revenues:	-	-	-

Expenses:
Accounting Fees	7,500	-	12,345
General and Administrative	3,711	186	16,247
Legal Fees	50	-	39,050
Valuation Impairment on Marketable Securities	-	-	2,000
Total Expenses	11,261	186	69,642

Operating Income (Loss)	(11,261)	(186)	(69,642)

Other (Income) Expense
Interest, Net	(300)	-	(312)

Total Other Income (Expense)	(11,561)	-	(69,954)

Net Loss Before Taxes	(11,561)	(186)	(69,954)

Income and Franchise Tax	-	-	-

Net Income (Loss)	$ (11,561)	$ (186)	$ (6,995,400)

Basic & Diluted Loss per Share	$ (0.01)	$ (0.00)

Weighted Average Shares
Outstanding	1,500,979	1,507,589

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

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Inception
	For the Three Months Ended		(June 21, 2007)
	September 30,		to
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (11,561)	$ (186)	$ (69,954)
Adjustments required to reconcile net loss
to cash used in operating expenses:
Expenses paid by issuance of equity instruments	-	-
Non cash expenses and impairment charges	-	-	2,000
Increase in allowance for doubtful accounts	-	-	-
Gain from discontinued operations	-	-	-
Fair value of services provided by related parties	-	-	37,400
Expenses paid by related parties	694	-	6,519
Payables paid by related parties	-	-	-
Increase (decrease) in current assets	-	-	-
Increase (decrease) in accounts payable and accrued services	7,528	-	8,971
Cash Used in Operating Activities	(3,339)	(186)	(15,064)

CASH FLOWS FROM INVESTING
ACTIVITIES
Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from the issuance of common stock	2,076	2,040	11,873
Proceeds from related party debt borrowings	1,370	-	4,280
Payments on capital lease obligation	-	-	-
Cash transferred to bankruptcy trustee	-	-	-
Cash Generated by Financing Activities	3,446	2,040	16,153

Change in Cash	107	1,854	1,089
Cash at Beginning of Period	982	875	-
Cash at End of Period	$ 1,089	$ 2,729	$ 1,089

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

•

On September 7, 2010 the Company issued 100 shares of common stock at $5.10 per share.

•

On September 24, 2010 the Company issued 160 shares of common stock at $5.10 per share.

As of September 30, 2010, there are 1,501,200 shares of common stock outstanding.

Item 2.  Management's Discussion and Analysis of financial Condition an Results of Operations

 The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q/A.

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

Item 4T.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4T, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that (ii) the Company’s controls and procedures will be designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

Damion Glushko

Secretary; Director; Chief Financial Officer

(Principal Financial Officer)

EXHIBIT 31.1

HIGHLIGHT NETWORKS, INC.

OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

I, Anthony Lombardo, the Chief Executive Officer of Highlight Networks, Inc., certify that:

1.   I have reviewed this Form 10-Q/A of Highlight Networks, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant,  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal  control over  financial  reporting,  or caused such internal  control over  financial  reporting to be designed under our  supervision,   to  provide  reasonable assurance regarding the reliability of financial reporting and the  preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the registrant’s' disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s  internal control over financial reporting; and

5.   The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s  auditors and the audit committee of the registrant’s  board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over  financial reporting which are reasonably likely to adversely affect the registrant’s  ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant  role in the registrant’s  internal control over financial reporting.

Dated: December 20, 2010

 /s/ Anthony Lombardo

Anthony Lombardo

President and CEO

(Principal Executive Officer)
(Principal Financial Officer)

EXHIBIT 31.2

HIGHLIGHT NETWORKS, INC.

OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

I, Damion Glushko, the Chief Financial Officer of Highlight Networks, Inc., certify that:

1.   I have reviewed this Form 10-Q/A of Highlight Networks, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business  issuer,  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal  control over  financial  reporting,  or caused such internal  control over  financial  reporting to be designed under our  supervision,   to  provide  reasonable assurance regarding the reliability of financial reporting and the  preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over  financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant  role in the registrant's internal control over financial reporting.

Dated: December 20, 2010

by: /s/ Damion Glushko

Damion Glushko

Secretary; Director; CFO

(Principal Financial Officer)

EXHIBIT 32.1

HIGHLIGHT NETWORKS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Highlight Networks, Inc. (the Company) on Form 10-Q/A for the period  ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Anthony Lombardo, Chief  Executive  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Anthony Lombardo and will be retained by Highlight Networks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

 Dated: December 20, 2010

 /s/ Anthony Lombardo

Anthony Lombardo

President, CEO, CFO

(Principal Executive Officer)
(Principal Financial Officer)

EXHIBIT 32.2

HIGHLIGHT NETWORKS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Highlight Networks, Inc. (the Company) on Form 10-Q/A  for the period  ended September 30, 2010 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, Damion Glushko, Chief  Financial Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Damion Glushko and will be retained by Highlight Networks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: December 20, 2010

by: /s/ Damion Glushko

Damion Glushko

Secretary; Director; CFO

(Principal Financial Officer)