Form 10-Q
period 2010-12-31
HighLight Networks, Inc.
filed 2011-01-28
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

For the Quarterly Period Ended December 31, 2010

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

The number of shares outstanding of the issuer's common stock, was 1,505,500 common shares as of December 31, 2010.

HIGHLIGHT NETWORKS, INC.
DECEMBER 31, 2010

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets As of December 31, 2010 (Unaudited) As of June 30, 2010	4
	Unaudited Statements of Operations For the three months ended December 31, 2010 and December 31, 2009 For the six months ended December 31, 2010 and December 31, 2009 For the cumulative period from June 21, 2007 (Date of Inception) to December 31, 2010	5
	Unaudited Statement of Stockholders’ Deficiency from June 21, 2007 (Date of Inception) to December 31, 2010	6
	Unaudited Statements of Cash Flows For the six months ended December 31, 2010 and December 31, 2009 For the cumulative period from June 21, 2007 (Date of Inception) to December 31, 2010	7
	Unaudited Notes to Financial Statements	8-9
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item1A	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

	SIGNATURES	16-20

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

PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	December 31,	June 30,
	2010	2010
ASSETS
Current Assets:
Cash	$ 19,925	$ 982

Total Current Assets	19,925	982

TOTAL ASSETS	$ 19,925	$ 982

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 5,750	$ 1,431
Related Party Note Payable	10,564	5,000
Interest Payable	776	12

Total Current Liabilities	17,090	6,443

Total Liabilities	17,090	6,443

Stockholders' Equity
Common Stock- $.001 par value; 150,000,000 shares
authorized; 1,500,940 and 1,505,500 shares outstanding
as of June 30, 2010 and December 31, 2010	1,505	1,501
Additional Paid-In Capital	75,433	51,431
Deficit Accumulated During the Development Stage	(74,103)	(58,393)

Total Stockholders' Equity	2,835	(5,461)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 19,925	$ 982

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
					Inception
	For the Three Months Ended		For the Six Months Ended		(June 21, 2007)
	December 31,		December 31,		to
	2010	2009	2010	2009	September 30, 2010
Revenues:	-	-	-	-	-

Expenses:
Accounting Fees	1,750	1,500	9,250	1,500	14,095
General and Administrative	1,935	515	5,646	701	14,782
Legal Fees	-	-	50	-	39,050
Rent	-	-	-	-	3,400
Valuation Impairment on Marketable Securities	-	-	-	-	2,000
Total Expenses	3,685	2,015	14,946	2,201	73,327

Operating Income (Loss)	(3,685)	(2,015)	(14,946)	(2,201)	(73,327)

Other (Income) Expense
Interest, Net	(464)	-	(764)	-	(776)
Total Other Income (Expense)	(464)	-	(764)	-	(776)

Net Loss Before Taxes	(4,149)	(2,015)	(15,710)	(2,201)	(74,103)

Income and Franchise Tax	-	-	-	-	-

Net Income (Loss)	$ (4,149)	$ (2,015)	$ (15,710)	$ (2,201)	$ (74,103)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted Average Shares
Outstanding	1,504,302	1,500,000	1,502,580	1,500,000

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

				Deficit
				Accumulated
			Additional	Since	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficiency
Inception June 21, 2007 - restated to reflect
2:1 stock split effective November 2008	-	-	-	-	-

Stock Issued for Cash	1,000,000	1,000	(500)	-	500

Net Loss	-	-	-	(1,580)	(1,580)

Balance at June 30, 2007	1,000,000	1,000	(500)	(1,580)	500

Stock Issued for Cash	500,000	500	4,500	-	4,500

Net Loss	-	-	-	(23,100)	(23,100)

Balance at June 30, 2008	1,500,000	1,500	4,000	(24,680)	(19,180)

Stock Agreement as Payment for Related Party Payable	7,329	7	37,373	-	37,380

Contributed Capital	-	-	6,010	-	6,010

Stock Issued for Cash	260	-	1,329	-	1,329

Net Loss	-	-	-	(20,654)	(20,654)

Balance at June 30, 2009	1,507,589	1,508	48,711	(45,334)	4,885

Stock Agreement Cancelled - Adjustment to Stock and Contributed Capital	(7,329)	(7)	(4,003)	-	(4,010)

Stock Issued for Cash	680	-	3,468	-	3,468

Contributed Capital	-	-	3,255	-	3,255

Net Loss	-	-	-	(13,059)	(13,059)

Balance at June 30, 2010	1,500,940	1,501	51,431	(58,393)	(5,461)

Stock Issued for Cash	4,560	4	23,252	-	23,256

Contributed Captial	-	-	750	-	750

Net Loss	-	-	-	(15,710)	(15,710)

Balance at December 31, 2010	1,505,500	$ 1,505	$ 75,433	$ (74,103)	$ 2,835

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (15,710)	$ (2,201)	$ (74,103)
Adjustments required to reconcile net loss
to cash used in operating expenses:
Non cash expenses and impairment charges	-	-	2,000
Fair value of services provided by related parties	-	-	37,400
Expenses paid by related parties	4,194	-	11,273
Increase (decrease) in accounts payable and accrued services	5,083	-	6,526
Cash Used in Operating Activities	(6,433)	(2,201)	(16,904)

CASH FLOWS FROM INVESTING
ACTIVITIES
Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:	2,120		3,776
Proceeds from the issuance of common stock	23,256	2,040	33,053
Cash Generated by Financing Activities	25,376	2,040	36,829

Change in Cash	18,943	(161)	19,925
Cash at Beginning of Period	982	875	-
Cash at End of Period	$ 19,925	$ 714	$ 19,925

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Note 2 – Earning/Loss Per Share:

 Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of Preferred Stock or convertible notes. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

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

Note 4 – Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. In 2010, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $7,064.  This note is accruing 18% simple interest. As of December 31, 2010, the Company owes $7,064 in principal and $776 in interest related to this note.

Note 5 – Recent Sale of Common Stock:

Common Shares Issued for Cash:

The Company has issued 4,560 shares of common in the six months ended December 31, 2010. As of December 31, 2010, there are 1,505,500 shares of common stock outstanding.

•

On September 7, 2010 the Company issued 100 shares of common stock at   $5.10 per share.

•

On September 24, 2010 the Company issued 160 shares of common stock at $5.10 per share.

•

On October 27, 2010 the Company issued 3,600 shares of common stock at   $5.10 per share.

•

On November 2, 2010 the Company issued 700 shares of common stock at    $5.10 per share.

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

Results of Operations for three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Revenues for the three months ended December 31, 2010 and for the three months ended December 31, 2009 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses increased by $1,670, from $2,015 in the three months ended December 31, 2009 to $3,685 in the three months ended December 31, 2010.

The loss per share was $(0.00) for the three months ended December 31, 2009 and $(0.00) for the three months ended December 31, 2010.   The weighted average shares were 1,500,000 in the three months ended December 31, 2009 and 1,504,302 in the three months ended December 31, 2010.

Results of Operations for six months ended December 31, 2010 compared to the six months ended December 31, 2009.

Revenues for the six months ended December 31, 2010 and for the six months ended December 31, 2009 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses increased by $12,745, from $2,201 in the six months ended December 31, 2009 to $14,946 in the six months ended December 31, 2010.

The loss per share was $(0.00) for the six months ended December 31, 2009 and $(0.01) for the six months ended December 31, 2010.   The weighted average shares were 1,500,000 in the six months ended December 31, 2009 and 1,502,580 in the six months ended December 31, 2010.

As of December 31, 2010, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

To date, the Company’s previous principal officer and the Company’s major shareholder have provided services and loans to the company in order to continue operations.  As of December 31, 2010, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., has loaned the Company $10,564.  These notes are accruing 18% simple interest. As of December 31, 2010, the Company owes $10,564 in principal and $776 in interest related to this note.

Net cash used in operating activities was $3,339 during the six-month period ended December 31, 2010.

Net cash provided by investing activities was $0 during the six-month period ended December 31, 2010.

Net cash provided by financing activities was $3,446 during the six-month period ended December 31, 2010.

Derivatives

At December 31, 2010, the Company had issued no derivative securities nor had it reserved any shares for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FASB ASC 815, Accounting for Derivative Financial Instruments requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company s Own Stock

We account for obligations and instruments potentially to be settled in the Company s stock in accordance with FASB ASC 815, ,Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company s Own Stock . This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Off-Balance Sheet Arrangements

Highlight Networks, Inc. does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2010, 1,505,500 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

On October 27, 2010 the Company issued 3,600 shares of common stock at $5.10 per share.

On November 2, 2010 the Company issued 700 shares of common stock at $5.10 per share.

As of December 31, 2010, there are 1,505,500 shares of common stock outstanding.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3. Defaults on Senior Securities

 The Company has no outstanding Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders

 No matters have been submitted to the Company's security holders for a vote, through the solicitation of proxies or otherwise during the interim period ended December 31, 2010.

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

Dated: January 28, 2011

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

1.   I have reviewed this Form 10-Q of Highlight Networks, Inc.;

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

Dated: January 28, 2011

 /s/ Anthony Lombardo

Anthony Lombardo

President and CEO

(Principal Executive Officer)
(Principal Financial Officer)

EXHIBIT 31.2

HIGHLIGHT NETWORKS, INC.

OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

I, Damion Glushko, the Chief Financial Officer of Highlight Networks, Inc., certify that:

1.   I have reviewed this Form 10-Q of Highlight Networks, Inc.;

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

Dated: January 28, 2011

by: /s/ Damion Glushko

Damion Glushko

Secretary; Director; CFO

(Principal Financial Officer)

EXHIBIT 32.1

HIGHLIGHT NETWORKS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Highlight Networks, Inc. (the Company) on Form 10-Q for the period  ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Anthony Lombardo, Chief  Executive  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

 Dated: January 28, 2011

 /s/ Anthony Lombardo

Anthony Lombardo

President, CEO, CFO

(Principal Executive Officer)
(Principal Financial Officer)

EXHIBIT 32.2

HIGHLIGHT NETWORKS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Highlight Networks, Inc. (the Company) on Form 10-Q  for the period  ended December 31, 2010 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, Damion Glushko, Chief  Financial Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: January 28, 2011

by: /s/ Damion Glushko

Damion Glushko

Secretary; Director; CFO

(Principal Financial Officer)