Form 10-Q
period 2011-03-31
HighLight Networks, Inc.
filed 2011-04-28
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares outstanding of the issuer's common stock, was 1,514,980 common shares as of  March 31, 2011.

HIGHLIGHT NETWORKS, INC.
MARCH 31, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets As of March 31, 2011 (Unaudited) As of June 30, 2010	4
	Unaudited Statements of Operations For the three months ended March 31, 2011 and March 31, 2010 For the nine months ended March 31, 2011 and March 31, 2010 For the cumulative period from June 21, 2007 (Date of Inception) to March 31, 2011	5
	Unaudited Statement of Stockholders’ Deficiency from June 21, 2007 (Date of Inception) to March 31, 2011	6
	Unaudited Statements of Cash Flows For the nine months ended March 31, 2011 and March 31, 2010 For the cumulative period from June 21, 2007 (Date of Inception) to March 31, 2011	7
	Unaudited Notes to Financial Statements	8-9
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item1A	Risk Factors	15
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Removed and Reserved	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

	SIGNATURES	16-20

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

PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	March 31,	June 30,
	2011	2010
ASSETS
Current Assets:
Cash	$ 41,986	$ 982

Total Current Assets	41,986	982

TOTAL ASSETS	$ 41,986	$ 982

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 850	$ 1,431
Related Party Note Payable	10,564	5,000
Interest Payable	1,249	12

Total Current Liabilities	12,663	6,443

Total Liabilities	12,663	6,443

Stockholders' Equity
Common Stock- $.001 par value; 150,000,000 shares
authorized; 1,514,940 and 1,500,940 shares outstanding
as of March 31, 2011 and June 30, 2010	10,691	1,501
Additional Paid-In Capital	105,415	51,431
Deficit Accumulated During the Development Stage	(86,783)	(58,393)

Total Stockholders' Equity	29,323	(5,461)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 41,986	$ 982

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS
(Unaudited)
					Inception
	For the Three Months Ended		For the Nine Months Ended		(June 21, 2007)
	March 31,		March 31,		to
	2011	2010	2011	2010	March 31, 2011
Revenues:	-	-	-	-	-

Expenses:
Accounting Fees	2,150	525	11,400	-	16,245
General and Administrative	10,057	-	15,703	1,226	24,839
Legal Fees	-	-	50	1,500	39,050
Rent	-	-	-	-	3,400
Valuation Impairment on Marketable Securities	-	-	-	-	2,000
Total Expenses	12,207	525	27,153	2,726	85,534

Operating Income (Loss)	(12,207)	(525)	(27,153)	(2,726)	(85,534)

Other (Income) Expense
Interest, Net	(473)	-	(1,237)	-	(1,249)
Total Other Income (Expense)	(473)	-	(1,237)	-	(1,249)

Net Loss Before Taxes	(12,680)	(525)	(28,390)	(2,726)	(86,783)

Income and Franchise Tax	-	-	-	-	-

Net Income (Loss)	$ (12,680)	$ (525)	$ (28,390)	$ (2,726)	$ (86,783)

Basic & Diluted Loss per Share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)
		.
Weighted Average Shares
Outstanding	1,507,896	1,500,680	1,506,293	1,500,680
See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

				Deficit
				Accumulated
			Additional	Since	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficiency
Inception June 21, 2007 - restated to reflect
2:1 stock split effective November 2008	-	-	-	-	-

Stock Issued for Cash	1,000,000	1,000	(500)	-	500

Net Loss	-	-	-	(1,580)	(1,580)

Balance at June 30, 2007	1,000,000	1,000	(500)	(1,580)	500

Stock Issued for Cash	500,000	500	4,500	-	4,500

Net Loss	-	-	-	(23,100)	(23,100)

Balance at June 30, 2008	1,500,000	1,500	4,000	(24,680)	(19,180)

Stock Agreement as Payment for Related Party Payable	7,329	7	37,373	-	37,380

Contributed Captial	-	-	6,010	-	6,010

Stock Issued for Cash	260	-	1,329	-	1,329

Net Loss	-	-	-	(20,654)	(20,654)

Balance at June 30, 2009	1,507,589	1,508	48,711	(45,334)	4,885

Stock Agreement Cancelled - Adjustment to Stock and Contributed Capital	(7,329)	(7)	(4,003)	-	(4,010)

Stock Issued for Cash	680	-	3,468	-	3,468

Contributed Capital	-	-	3,255	-	3,255

Net Loss	-	-	-	(13,059)	(13,059)

Balance at June 30, 2010	1,500,940	1,501	51,431	(58,393)	(5,461)

Stock Issued for Cash	10,440	10	53,234	-	53,244

Stock Issued for Services	3,600	9,180	-	-	9,180

Contributed Capital	-	-	750	-	750

Net Loss	-	-	-	(28,390)	(28,390)

Balance at March 31, 2011	1,514,980	$ 10,691	$ 105,415	$ (86,783)	$ 29,323

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Inception
	For the Nine Months Ended		(June 21, 2007)
	March 31,		to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (28,390)	$ (2,726)	$ (86,783)
Adjustments required to reconcile net loss
to cash used in operating expenses:
Non cash expenses and impairment charges	-	-	2,000
Fair value of services provided by related parties	9,180	-	46,580
Expenses paid by related parties	4,194	-	11,273
Increase (decrease) in accounts payable and accrued services	656	-	2,099
Cash Used in Operating Activities	(14,360)	(2,726)	(24,831)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Debt Borrowings	2,120	-	3,776
Proceeds from the issuance of common stock	53,244	2,142	63,041
Cash Generated by Financing Activities	55,364	2,142	66,817

Change in Cash	41,004	(584)	41,986
Cash at Beginning of Period	982	875	-
Cash at End of Period	$ 41,986	$ 291	$ 41,986

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2011 or 2010.

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

Note 4 – Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. In 2010, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $10,654.  These notes are accruing 18% simple interest. As of March 31, 2011, the Company owes $10,654 in principal and $1,249 in interest related to these notes.

Note 5 – Recent Sale of Common Stock:

Common Shares Issued for Cash:

As of the year ended June 30, 2010, there were 1,500,940 shares of common stock outstanding.  For the nine months ending March 31, 2011, the Company has issued an additional 14,040 shares of common stock. As of March 31, 2011, there are 1,514,980 shares of common stock outstanding.

•

On September 7, 2010 the Company issued 100 shares of common stock at   $5.10 per share.

•

On September 24, 2010 the Company issued 160 shares of common stock at $5.10 per share.

•

On October 27, 2010 the Company issued 3,600 shares of common stock at   $5.10 per share.

•

On November 2, 2010 the Company issued 700 shares of common stock at    $5.10 per share.

•

On March 8, 2011 the Company issued 5,880 shares of common stock at $5.10 per share.

•

On March 8, 2011 the Company issued 3,600 shares of common stock to Officers of the Company for services rendered at $2.55 per share.

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

Results of Operations for three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Revenues for the three months ended March 31, 2011 and for the three months ended March 31, 2010 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses increased by $11,682, from $525 in the three months ended March 31, 2010 to $12,207 in the three months ended March 31, 2011.

The loss per share was $(0.00) for the three months ended March 31, 2010 and $(0.01) for the three months ended March 31, 2011.   The weighted average shares were 1,500,680 in the three months ended March 31, 2010 and 1,507,896 in the three months ended March 31, 2011.

Results of Operations for nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.

Revenues for the nine months ended March 31, 2011 and for the nine months ended March 31, 2010 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses increased by $24,427, from $2,726 in the nine months ended March 31, 2010 to $27,153 in the nine months ended March 31, 2011.

The loss per share was $(0.00) for the nine months ended March 31, 2010 and $(0.02) for the nine months ended March 31, 2011.   The weighted average shares were 1,500,680 in the nine months ended March 31, 2010 and 1,506,293 in the nine months ended March 31, 2011.

As of March 31, 2011, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

To date, the Company’s previous principal officer and the Company’s major shareholder have provided services and loans to the company in order to continue operations.  As of March 31, 2011, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., has loaned the Company $10,564.  These notes are accruing 18% simple interest. As of March 31, 2011, the Company owes $10,564 in principal and $1,249 in interest related to these notes.

Net cash used in operating activities was $14,360 during the nine-month period ended March 31, 2011.

Net cash provided by investing activities was $0 during the nine-month period ended March 31, 2011.

Net cash provided by financing activities was $55,364 during the nine-month period ended March 31, 2011.

Derivatives

At March 31, 2011, the Company had issued no derivative securities nor had it reserved any shares for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FASB ASC 815, Accounting for Derivative Financial Instruments requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

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

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2011, 1,514,980 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

On March 8, 2011 the Company issued 5,880 shares of common stock at $5.10 per share.

On March 8, 2011 the Company issued 3,600 shares of common stock at $2.55 per share to the

President and Secretary of the Company for services.

As of March 31, 2011, there are 1,514,980 shares of common stock outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

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

Our independent public accountant, Michael F. Cronin, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

Item 4. [Removed and Reserved]

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

Dated: April 28, 2011

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

Dated: April 28, 2011

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

Dated: April 28, 2011

by: /s/ Damion Glushko

Damion Glushko

Secretary; Director; CFO

(Principal Financial Officer)

EXHIBIT 32.1

HIGHLIGHT NETWORKS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Highlight Networks, Inc. (the Company) on Form 10-Q for the period  ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Anthony Lombardo, Chief  Executive  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

 Dated: April 28, 2011

 /s/ Anthony Lombardo

Anthony Lombardo

President, CEO, CFO

(Principal Executive Officer)

EXHIBIT 32.2

HIGHLIGHT NETWORKS, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Highlight Networks, Inc. (the Company) on Form 10-Q  for the period  ended March 31, 2011 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, Damion Glushko, Chief  Financial Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: April 28, 2011

by: /s/ Damion Glushko

Damion Glushko

Secretary; Director; CFO

(Principal Financial Officer)