Form 10-K
period 2011-06-30
HighLight Networks, Inc.
filed 2011-08-25
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  ☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended June 30, 2011

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

As of June 30, 2011 there were outstanding 2,419,600 shares of Highlight Networks, Inc.'s common stock, par value $.001 per share (the "Common Stock").

HIGHLIGHT NETWORKS, INC.

Form 10-K

Report for the Fiscal Year

 Ended June 30, 2011

PART I

THE INFORMATION IN THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING THE COMPANY'S CAPITAL NEEDS, BUSINESS STRATEGY AND EXPECTATIONS. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACTS MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS DESCRIBED BELOW, AND, FROM TIME TO TIME, IN OTHER REPORTS THE COMPANY FILES WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). THESE FACTORS MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY UPDATE THESE STATEMENTS, OR DISCLOSE ANY DIFFERENCE BETWEEN ITS ACTUAL RESULTS AND THOSE REFLECTED IN THESE STATEMENTS.

As used in this Annual Report, the terms "we," "us," "our," "Highlight," and the "Company" mean Highlight Networks, Inc. unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated

ITEM 1.   DESCRIPTION OF BUSINESS

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

Sales and Marketing:

 Because of the limited areas serviced by the Company in the initial stages of development, the Company expects to focus its sales efforts on the areas to be services using the following:

•

Direct Mail

•

Local Publications

•

Sales Channel relationships such as apartment operators, builders and real estate agents

•

Internet Sales

•

Non exclusive sales agents

•

Affinity Marketing groups

These sales and marketing efforts will be undertaken in parallel with the installation and testing of the Company’s first wireless network and will be focused on the geographical area served by that network.

ITEM 2.     PROPERTIES

None

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.    [REMOVED AND RESERVED]

PART II

 ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

All securities are equity securities and are classified as available-for-sale.

In 2010 the marketable securities were returned to Mr. West upon the rescission of the agreement to issue 7,329 shares to him.

On February 24, 2010 the Company issued 940 shares of common stock, of which 260 were previously purchased and listed as issued in November, 2008.  As of the previous year ended June 30, 2010, there were 1,500,940 shares of common stock outstanding.

On April 22, 2011, Highlight Networks had a resolution and amended the Articles of Incorporation to include a 20/1 forward stock split, with all fractional shares being dropped with the effect being retroactive back to inception. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split.

On May 19, 2011, the majority shareholder retired 28,000,000 shares of common stock previously issued back to the Company.

For the current year ended June 30, 2011, the Company has issued an additional 20,040 shares of common stock. As of June 30, 2011 Highlight Networks, Inc. has 150,000,000 shares of common stock authorized at $0.001 par value per share and 2,419,600 shares of common stock issued and outstanding

ITEM 6.   SELECTED FINANCIAL DATA

The table below summarizes our audited balance sheet at June 30, 2011 compared to 2010 and statement of operations for the fiscal year ended June 30, 2011 compared to 2010.

	At June 30,
	2011 (Audited)	2010 (Audited)
Balance Sheet:
Cash	$66,569	$982
Total Assets	$66,569	$982
Total Liabilities	$12,536	$6,443
Total Stockholders’ Equity (Deficit)	$54,033	$(5,461)

	For the Fiscal Year Ended June 30,
	2011 (Audited)	2010 (Audited)
Statement of Operations :
Revenue	$-0-	$-0-
Net Loss	$(43,460)	$(13,059)
Net Loss Per Share of Common Stock	$(0.00)	$(0.00)

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

Overview

As of the date of this report, the Company has had limited ongoing operations consisting of product and technology review, analysis and system design and negotiations for system placement and third party contract services,

Results of Operations for year ended June 30, 2011

Revenues for the year ended June 30, 2010 and for the year ended June 30, 2011 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses increased by $30,401, from $13,059 in the year ended June 30, 2010 to $43,460 in the year ended June 30, 2011.

On August 22, 2011 we enacted a split of the common stock in the amount of 20:1. The stock split was effective April 22, 2011 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred from inception.

Loss per share was $0.00 and $0.00 for the years ended June 30, 2011 and June 30, 2010 respectively.  The weighted average shares decreased from 30,039,760 as of June 30, 2010 to 26,640,616 as of June 30, 2011.

As of June 30, 2011, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

In 2008 and 2009, Mr. West, the Company's former principal stockholder advanced $24,180 to the Company and Mr. West also provided services, valued at $2,000 per month and office space valued at $200 per month. The total value of $13,200 was reflected as an operating expense in 2009. As of June 30, 2011, the Company owes $0 related to these advances.

In 2010 and 2011, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $10,564.  These notes are accruing 18% simple interest. As of June 30, 2011, the Company owes $10,564 in principal and $1,722 in interest related to this note.

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

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2011, a total of 2,419,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

On April 22, 2011, Highlight Networks had a resolution and amended the Articles of Incorporation to include a 20/1 forward stock split, with all fractional shares being dropped with the effect being retroactive back to inception. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split.

On May 19, 2011, the majority shareholder retired 28,000,000 shares of common stock previously issued back to the Company.

For the current year ended June 30, 2011, the Company has issued an additional 20,040 shares of common stock. As of June 30, 2011 Highlight Networks, Inc. has 150,000,000 shares of common stock authorized at $0.001 par value per share and 2,419,600 shares of common stock issued and outstanding

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

None

ITEM 9A.     CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Subsequent to filing on August 25, 2011 our Annual Report on Form 10-K for the year ended June 30, 2011 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In the previous year ended June 30, 2010, In connection with the change of control and pursuant to the Purchase Agreement, Perry D. West resigned as the Company’s President, Chief Executive Officer, and Director of the Company effective immediately. Anthony E. Lombardo was appointed as Director, President and Chief Executive Officer, and Damion D. Glushko was appointed as Director and Secretary effective immediately.

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

(b)   Appointment of Directors and Officers

On June 3, 2010, the following persons were appointed as our officers and directors in connection with the change of control:

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
Anthony E. Lombardo	50	President and, Chief Executive Officer
Damion D. Glushko	43	Secretary; Director; Chief Financial Officer

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer as of June 30, 2011. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Anthony E. Lombardo
President/Director/CEO	2011	-0-	--	--	--	--
Damion D. Glushko
Secretary/Director/CFO	2011	-0-	--	--	--	--

Options/Stock Appreciation Rights

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2011 or for the previous year ended June 30, 2010.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2011 and the same period ending June 30, 2010.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements

None.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

On June 3, 2010, Highlight Networks, Inc.’s (the “Company”) majority shareholders entered into a stock purchase agreement (the “Purchase Agreement”) with Infanto Holdings, Corp. (“Infanto”), pursuant to which, Infanto purchased: 500,000 shares of the Company’s issued and outstanding common stock from Perry D. West, the President and CEO of the Company; 500,000 shares of the Company’s issued and outstanding common stock from Taylor B. West, a shareholder of the Company; and 500,000 shares of the Company’s issued and outstanding common stock from Hee Joon Park, a shareholder of the Company. The total of 1,500,000 shares represented 99.9% of the Company’s outstanding common stock as of that date. Infanto paid a total of $50,000 to selling shareholders.

In connection with the change of control and pursuant to the Purchase Agreement, Perry D. West resigned as the Company’s President, Chief Executive Officer, and Director of the Company effective immediately. Anthony E. Lombardo was appointed as Director, President and Chief Executive Officer, and Damion D. Glushko was appointed as Director and Secretary effective immediately.

The following two tables presents certain information regarding beneficial ownership of our common stock for the years ended June 30, 2010 and June 30, 2011 by each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors, each named executive officer and all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2010:

		Percent of
	Shares Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding
Infanto Holdings, Corp	1,500,000	99.9%

Anthony E. Lombardo	0	0%
President; Director; CEO

Damion D. Glushko	0	0%
Secretary; Director; CFO
Officers and Directors as a Group	0	0%

*1,500,940 shares of outstanding common stock as of June 30, 2010

The address of the Company is 215 S. Riverside Drive, Suite 12, Cocoa, Florida  32922.

The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2011:

		Percent of
	Shares Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding
Infanto Holdings, Corp	2,000,000	82%

Anthony E. Lombardo	36,000	1%
President; Director; CEO

Damion D. Glushko	36,000	1%
Secretary; Director; CFO
Officers and Directors as a Group	72,000	2%

*2,419,600 shares of outstanding common stock as of June 30, 2011

The address of the Company is 215 S. Riverside Drive,  Suite 12, Cocoa, Florida  32922.

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

On June 3, 2010, Highlight Networks, Inc.’s (the “Company”) majority shareholders entered into a stock purchase agreement (the “Purchase Agreement”) with Infanto Holdings, Corp. (“Infanto”), pursuant to which, Infanto purchased: 500,000 shares of the Company’s issued and outstanding common stock from Perry D. West, the President and CEO of the Company; 500,000 shares of the Company’s issued and outstanding common stock from Taylor B. West, a shareholder of the Company; and 500,000 shares of the Company’s issued and outstanding common stock from Hee Joon Park, a shareholder of the Company. The total of 1,500,000 shares represents 99.9% of the Company’s outstanding common stock as of June 30, 2010. Infanto paid a total of $50,000 to selling shareholders.

In connection with the change of control and pursuant to the Purchase Agreement, Perry D. West resigned as the Company’s President, Chief Executive Officer, and Director of the Company effective immediately. Anthony E. Lombardo was appointed as Director, President and Chief Executive Officer, and Damion D. Glushko was appointed as Director and Secretary effective immediately.

None of the following parties has, since commencement of our fiscal years ended June 30, 2010 and June 30,2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1)    Audit Fees:  The Company’s principal accountant, Michael Cronin, CPA has billed for Audit services $5,450 for the year ended June 30, 2011 and $5,450 for the year ended June 30, 2010.

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

Highlight Networks, Inc.

(A Development Stage Company)

-:-

June 30, 2011

Report of Independent Registered Public Accountant                                                18

Balance Sheets

June 30, 2011 and June 30, 2010                                                                               19

Statements of Operations

For the year ended June 30, 2011 and

For the year ended June 30, 2010 and

For the cumulative period from June 21, 2007 (inception) to June 30, 2011                  20

Statement of Stockholders' Equity

Since June 21, 2007 (inception) to June 30, 2011                                                        21-22

Statements of Cash Flows

For the year ended June 30, 2011 and

For the year ended June 30, 2010 and

For the cumulative period from June 21, 2007 (inception) to June 30, 2011                 23-24

Notes to Financial Statements                                                                                 25

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Highlight Networks, Inc.
Cocoa, Florida

I have audited the accompanying balance sheet of Highlight Networks, Inc. (a development stage company) as of June 30, 2011 and 2010 and the related statements of operations, stockholders' equity and cash flows for the years then ended and the period of June 21, 2007 (inception) to June 30, 2011. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlight Networks, Inc. as of June 30, 2011 and 2010 and the results of its operations, its cash flows and changes in stockholders' equity from inception and for the periods then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $101,853 cumulative loss from operations and consumed $20,377 of cash due to its current operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

August 24, 2011

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant NY, FL Orlando, Florida

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2011	2010
ASSETS
Current Assets:
Cash	$ 66,569	$ 982

Total Current Assets	66,569	982

TOTAL ASSETS	$ 66,569	$ 982

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 250	$ 1,431
Related Party Note Payable	10,564	5,000
Interest Payable	1,722	12

Total Current Liabilities	12,536	6,443

Total Liabilities	12,536	6,443

Stockholders' Equity
Common Stock- $.001 par value; 150,000,000 shares
authorized; 30,018,800 and 2,419,600 shares outstanding
as of June 30, 2010 and June 30, 2011	20,776	1,501
Additional Paid-In Capital	135,110	51,431
Deficit Accumulated During the Development Stage	(101,853)	(58,393)

Total Stockholders' Equity	54,033	(5,461)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 66,569	$ 982

See Summary of Significant Accounting Polices and Notes to Audited Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			Inception
	For the Years Ended		(June 21, 2007)
	June 30,		to
	2011	2010	June 30, 2011
Revenues:	-	-	-

Expenses:
Accounting Fees	12,800	3,345	17,645
General and Administrative	28,900	4,702	38,036
Legal Fees	50	5,000	39,050
Rent	-	-	3,400
Valuation Impairment on Marketable Securities	-	-	2,000
Total Expenses	41,750	13,047	100,131

Operating Income (Loss)	(41,750)	(13,047)	(100,131)

Other (Income) Expense
Interest, Net	(1,710)	(12)	(1,722)
Total Other Income (Expense)	(1,710)	(12)	(1,722)

Net Loss Before Taxes	(43,460)	(13,059)	(101,853)

Income and Franchise Tax	-	-	-

Net Income (Loss)	$ (43,460)	$ (13,059)	$ (101,853)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	26,640,616	30,039,760

See Summary of Significant Accounting Polices and Notes to Audited Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY

				Deficit
				Accumulated
			Additional	Since	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficiency
Inception June 21, 2007 - restated to reflect
2:1 stock split effective November 2008	-	-	-	-	-

Stock Issued for Cash	1,000,000	1,000	(500)	-	500

Net Loss	-	-	-	(1,580)	(1,580)

Balance at June 30, 2007	1,000,000	1,000	(500)	(1,580)	500

Stock Issued for Cash	500,000	500	4,500	-	4,500

Net Loss	-	-	-	(23,100)	(23,100)

Balance at June 30, 2008	1,500,000	1,500	4,000	(24,680)	(19,180)

Stock Agreement as Payment for Related Party Payable	7,329	7	37,373	-	37,380

Contributed Captial	-	-	6,010	-	6,010

Stock Issued for Cash	260	-	1,329	-	1,329

Net Loss	-	-	-	(20,654)	(20,654)

Balance at June 30, 2009	1,507,589	1,508	48,711	(45,334)	4,885

Stock Agreement Cancelled - Adjustment to Stock and Contributed Capital	(7,329)	(7)	(4,003)	-	(4,010)

Stock Issued for Cash	680	-	3,468	-	3,468

Contributed Capital	-	-	3,255	-	3,255

Net Loss	-	-	-	(13,059)	(13,059)

Balance at June 30, 2010	1,500,940	1,501	51,431	(58,393)	(5,461)

Stock Issued for Cash	16,440	16	83,828	-	83,844

Stock Issued for Services	3,600	18,360	-	-	18,360

Contributed Captial	-	-	750	-	750

Forward Stock Split 20-1	28,898,620	28,899	(28,899)	-	-

Stock Retired to Treasury	(28,000,000)	(28,000)	28,000		-

Net Loss				(43,460)	(43,460)

Balance at June 30, 2011	2,419,600	$ 20,776	$ 135,110	$ (101,853)	$ 54,033

See Summary of Significant Accounting Polices and Notes to Audited Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Inception
	For the Years Ended		(June 21, 2007)
	June 30,		to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (43,460)	$ (13,059)	$ (101,853)
Adjustments required to reconcile net loss
to cash used in operating expenses:
Non cash expenses and impairment charges	-	-	2,000
Fair value of services provided by related parties	18,360	-	55,760
Expenses paid by related parties	4,194	5,345	11,273
Increase (decrease) in accounts payable and accrued services	529	1,443	1,972
Cash Used in Operating Activities	(20,377)	(6,271)	(30,848)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from related party debt borrowings	2,120	2,910	3,776
Proceeds from the issuance of common stock	83,844	3,468	93,641
Cash Generated by Financing Activities	85,964	6,378	97,417

Change in Cash	65,587	107	66,569
Cash at Beginning of Period	982	875	-
Cash at End of Period	$ 66,569	$ 982	$ 66,569

See Summary of Significant Accounting Polices and Notes to Audited Financial Statements

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $101,000 for the period from June 21, 2007 (inception) to June 30, 2011, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

The Company amortizes the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. At June 30, 2011, the Company has no impaired carrying value of its intangible assets.

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

Fair Value Accounting (Continued)

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

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.   Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the years ended June 30, 2011 and 2010, there was no deferred revenue.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $66,569 and $982 as of June 30, 2011 and 2010 all of which was fully covered by federal depository insurance.

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

On August 22, 2011 we enacted a split of the common stock in the amount of 20:1. The stock split was effective April 22, 2011 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred from inception.

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

Reclassification

Certain reclassifications have been made in the 2010 financial statements to conform to the June 30, 2011 presentation.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2007. We are not under examination by any jurisdiction for any tax year. At June 30, 2011 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

At June 30, 2011, the Company had net deferred tax assets of approximately $27,800 principally arising from net operating loss carryforwards for income tax purposes. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

NOTE 4 - COMMITMENTS

As of June 30, 2011, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

.

In 2010, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $10,654.  These notes are accruing 18% simple interest. As of June 30, 2011, the Company owes $10,654 in principal and $1,722 in interest related to these notes.

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

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2011, a total of 2,914,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

As of the previous year ended June 30, 2010, there were 1,500,940 shares of common stock outstanding. For the current year ended June 30, 2011, the Company has issued an additional 20,040 shares of common stock.

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

•

On March 8, 2011 the Company issued 3,600 shares of common stock to Officers of the Company for services rendered at $2.55 per share. As of June 30, 2011, this was evaluated and the fair market value was adjusted to $5.10 per share.

•

On April 21, 2011 the Company issued 6,000 shares of common stock to Officers of the Company for services rendered at $5.10 per share.

On April 22, 2011, Highlight Networks had a resolution and amended the Articles of Incorporation to include a 20/1 forward stock split, with all fractional shares being dropped with the effect being retroactive back to inception. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split.

On May 19, 2011, the majority shareholder retired 28,000,000 shares of common stock previously issued back to the Company.

As of June 30, 2011 Highlight Networks has 150,000,000 shares of common stock authorized at $0.001 par value per share and 2,419,600 shares of common stock issued and outstanding

NOTE 8 – SUBSEQUENT EVENTS

Highlight Networks, Inc. evaluated all events subsequent to June 30, 2011 through August 25, 2011 and concluded that there are no significant or material transactions to be reported for the period from July 1, 2011 to August 25, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLIGHT NETWORKS, INC.

Date: August 25, 2011

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