Form 10-Q
period 2011-09-30
HighLight Networks, Inc.
filed 2011-11-18
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

For the Quarterly Period Ended September 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an  accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐   Large accelerated filer Accelerated filer

☐   Non-accelerated filer

☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

The number of shares outstanding of the issuer's common stock, was 2,419,600 common shares as of September 30, 2011.

HIGHLIGHT NETWORKS, INC.
SEPTEMBER 30, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets As of September 30, 2011 (Unaudited) As of June 30, 2011	4
	Unaudited Statements of Operations For the three months ended September 30, 2011 and September 30, 2010 For the cumulative period from June 21, 2007 (Date of Inception) to September 30, 2011	5
	Unaudited Statement of Stockholders’ Deficiency from June 21, 2007 (Date of Inception) to September 30, 2011	6-7
	Unaudited Statements of Cash Flows For the three months ended September 30, 2011 and September 30, 2010 For the cumulative period from June 21, 2007 (Date of Inception) to September 30, 2011	8
	Unaudited Notes to Financial Statements	9-10
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item1A	Risk Factors	16
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Removed and Reserved	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

	SIGNATURES	17

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	June 30,
	2011	2011
ASSETS
Current Assets:
Cash	$ 56,695	$ 66,569

Total Current Assets	56,695	66,569

TOTAL ASSETS	$ 56,695	$ 66,569

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 1,750	$ 250
Related Party Note Payable	13,464	10,564
Interest Payable	2,293	1,722

Total Current Liabilities	17,507	12,536

Total Liabilities	17,507	12,536

Stockholders' Equity
Common Stock - $.001 par value; 150,000,000 shares authorized; 2,419,600 shares outstanding as of September 30, 2011 and June 30, 2011	20,776	20,776
Additional Paid-In Capital	135,110	135,110
Deficit Accumulated During the Development Stage	(116,698)	(101,853)

Total Stockholders' Equity	39,188	54,033

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 56,695	$ 66,569

 See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Inception
	For the Three Months Ended,		(June 21, 2007)
	September 30,		to
	2011	2010	September 30, 2011
Revenues:	-	-	-

Expenses:
Accounting Fees	$ 5,000	$ 7,500	$ 22,645
General and Administrative	6,374	3,711	44,410
Legal Fees	2,900	50	41,950
Rent	-	-	3,400
Valuation Impairment on Marketable Securities	-	-	2,000
Total Expenses	14,274	11,261	114,405

Operating Income (Loss)	(14,274)	(11,261)	(114,405)

Other (Income) Expense
Interest, Net	(571)	(300)	(2,293)
Total Other Income (Expense)	(571)	(300)	(2,293)

Net Loss Before Taxes	(14,845)	(11,561)	(116,698)

Income and Franchise Tax	-	-	-

Net Income (Loss)	$ (14,845)	$ (11,561)	$ (116,698)

Basic & Diluted Loss per Share	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding	2,419,600	1,500,979

 See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
From June 21, 2007 (Date of Inception) through September 30, 2011
(Unaudited)
				Deficit
				Accumulated
			Additional	Since	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	ParValue	Capital	Stage	Deficiency
Inception June 21, 2007 - restated to reflect
2:1 stock split effective November 2008	-	$ -	$ -	$ -	$ -

Stock Issued for Cash	1,000,000	1,000	(500)	-	500

Net Loss	-	-	-	(1,580)	(1,580)

Balance at June 30, 2007	1,000,000	1,000	(500)	(1,580)	500

Stock Issued for Cash	500,000	500	4,500	-	4,500

Net Loss	-	-	-	(23,100)	(23,100)

Balance at June 30, 2008	1,500,000	1,500	4,000	(24,680)	(19,180)

Stock Agreement as Payment for Related Party Payable	7,329	7	37,373	-	37,380

Contributed Capital	-	-	6,010	-	6,010

Stock Issued for Cash	260	-	1,329	-	1,329

Net Loss	-	-	-	(20,654)	(20,654)

Balance at June 30, 2009	1,507,589	1,508	48,711	(45,334)	4,885

Stock Agreement Cancelled - Adjustment to Stock and Contributed Capital	(7,329)	(7)	(4,003)	-	(4,010)

Stock Issued for Cash	680	-	3,468	-	3,468

Contributed Capital	-	-	3,255	-	3,255

Net Loss	-	-	-	(13,059)	(13,059)

Balance at June 30, 2010	1,500,940	1,501	51,431	(58,393)	(5,461)

Stock Issued for Cash	16,440	16	83,828	-	83,844

Stock Issued for Services	3,600	18,360	-	-	18,360

Contributed Capital	-	-	750	-	750

Forward Stock Split 20-1	28,898,620	28,899	(28,899)	-	-

Stock Retired to Treasury	(28,000,000)	(28,000)	28,000	-	-

Net Loss	-	-	-	(43,460)	(43,460)

Balance at June 30, 2011	2,419,600	$ 20,776	$ 135,110	$ (101,853)	$ 54,033

Net Loss	-	-	-	(14,845)	(14,845)

Balance at September 30, 2011	2,419,600	$ 20,776	$ 135,110	$ (116,698)	$ 39,188

 See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Inception
	For the Three Months Ended		(June 21, 2007)
	September 30,		to
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (14,845)	$ (11,561)	$ (116,698)
Adjustments required to reconcile net loss
to cash used in operating expenses:
Non cash expenses and impairment charges	-	-	2,000
Fair value of services provided by related parties	-	-	55,760
Expenses paid by related parties	2,900	694	14,173
Increase (decrease) in accounts payable and accrued services	2,071	7,528	4,043
Cash Used in Operating Activities	(9,874)	(3,339)	(40,722)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from related party debt borrowings	-	2,076	3,776
Proceeds from the issuance of common stock	-	1,370	93,641
Cash Generated by Financing Activities	-	3,446	97,417

Change in Cash	(9,874)	107	56,695
Cash at Beginning of Period	66,569	982	-
Cash at End of Period	$ 56,695	$ 1,089	$ 56,695

 See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.

(a development stage company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Note 1 – Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2011 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended September 30, 2011 and September 30, 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 3 – New Accounting Standards:

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855, Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

 In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 4 – Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. In 2010 and 2011, Infanto Holdings, Corp. whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $13,464.  These notes are accruing 18% simple interest. As of September 30, 2011, the Company owes $13,464 in principal and $2,293 in interest related to these notes.

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

There have been no sales of common stock in the three months ended September 30, 2011.

As of September 30, 2011 Highlight Networks has 150,000,000 shares of common stock authorized at $0.001 par value per share and 2,419,600 shares of common stock issued and outstanding.

Item 2.  Management's Discussion and Analysis of financial Condition and Results of Operations

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

Results of Operations for three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Revenues for the three months ended September 30, 2011 and for the three months ended September 30, 2010 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses increased by $3,013, from $11,261 in the three months ended September 30, 2010 to $14,274 in the three months ended September 30, 2011.

The loss per share was $(0.01) for the three months ended September 30, 2010 and $(0.01) for the three months ended September 30, 2011.   The weighted average shares were 1,500,979 in the three months ended September 30, 2010 and 2,419,600 in the three months ended September 30, 2011.

As of September 30, 2011, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

To date, the Company’s previous principal officer and the Company’s major shareholder have provided services and loans to the company in order to continue operations.  As of September 30, 2011, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., has loaned the Company $13,464.  These notes are accruing 18% simple interest. As of September 30, 2011, the Company owes $13,464 in principal and $2,293 in interest related to these notes.

Net cash used in operating activities was $9,874 during the three-month period ended September 30, 2011.

Net cash provided by investing activities was $0 during the three-month period ended September 30, 2011.

Net cash provided by financing activities was $0 during the three-month period ended September 30, 2011.

Derivatives

At September 30, 2011, the Company had issued no derivative securities nor had it reserved any shares for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FASB ASC 815, Accounting for Derivative Financial Instruments requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

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

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2011, 2,419,600 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

There have been no sales of common stock in the three months ended September 30, 2011. As of September 30, 2011, there are 2,419,600 shares of common stock outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

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
As of June 30, 2011 management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective, subsequent to filing our Annual Report on Form 10-K for the year ended June 30, 2011 on August 25, 2011 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not sufficient because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

Item 3. Defaults on Senior Securities

 The Company has no outstanding Senior Securities.

Item 4. Removed and Reserved

Item 5.  Other Information

 None.

Item 6.  Exhibits

EXHIBIT 31.1	HIGHLIGHT NETWORKS, INC. PRINCIPAL EXECUTIVE OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
EXHIBIT 31.2	HIGHLIGHT NETWORKS, INC. PRINCIPAL FINANCIAL OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
EXHIBIT 32.1	HIGHLIGHT NETWORKS, INC. PRINCIPAL EXECUTIVE OFFICER’S CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OFTHE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32.2	HIGHLIGHT NETWORKS, INC. PRINCIPAL FINANCIAL OFFICER'S CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OFTHE SARBANES-OXLEY ACT OF 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

*  Pursuant to Rule 406T of Regulation S-T, these interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLIGHT NETWORKS, INC.

Dated: November 18, 2011

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