Form 10-Q
period 2011-12-31
HighLight Networks, Inc.
filed 2012-02-07
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

For the Quarterly Period Ended December 31, 2011

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

☐ Yes    ☒ No

The number of shares outstanding of the issuer's common stock, was 2,419,600 common shares as of December 31, 2011.

HIGHLIGHT NETWORKS, INC.
DECEMBER 31, 2011

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets As of December 31, 2011 (Unaudited) As of June 30, 2011	4
	Unaudited Statements of Operations For the three months ended December 31, 2011 and December 31, 2010 For the six months ended December 31, 2011 and December 31, 2010 For the cumulative period from June 21, 2007 (Date of Inception) to December 31, 2011	5
	Unaudited Statements of Cash Flows For the six months ended December 31, 2011 and December 31, 2010 For the cumulative period from June 21, 2007 (Date of Inception) to December 31, 2011	6
	Unaudited Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	[Removed and Reserved]	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

	SIGNATURES	15

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Highlight Networks, Inc.
Balance Sheet
(A Development Stage Company)

	Dec 31, 2011	June 30, 2011
	(unaudited)
Assets
Current assets
Cash	$47,926	$66,569
Prepaid expenses	0	0
Total current assets	47,926	66,569

Marketable securities (available for sale)	0	0

Total Assets	$47,926	$66,569

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$1,811	$250
Accrued expenses	2,902	1,722
Due to related parties	13,464	10,564
Total current liabilities	18,176	12,536

Stockholders' Equity:
Common stock-150,000,000 authorized $0.001 par value
2,419,600 issued & outstanding	2,420	2,420
Additional paid-in capital	153,467	153,467
Deficit accumulated during development stage	(126,136)	(101,853)
Total Stockholders' Equity	29,750	54,034

Total Liabilities & Stockholders' Equity	$47,926	$66,570
See notes to unaudited interim financial statements.

Highlight Networks, Inc.
Statement of Operations
(A Development Stage Company)					Inception (June 21, 2007) to December 31, 2011
(unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Revenue	$0	$0	$0	$0	$0

Costs & Expenses:
Costs of goods sold	0	0	0	0	0
Depreciation & Amortization	0	0	0	0	0
General & administrative	8,829	3,684	23,103	14,945	121,234
Interest expense	609	464	1,180	765	2,902
Valuation impairment on marketable securities	0	0	0	0	2,000
Total Costs & Expenses	9,438	4,148	24,283	15,710	126,136

Loss from continuing operations before income taxes	(9,438)	(4,148)	(24,283)	(15,710)	(126,136)
Income taxes	0	0	0	0	0

Net Loss	($9,438)	($4,148)	($24,283)	($15,710)	($126,136)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	($0.01)	($0.01)	Nil
Basic and diluted net loss	Nil	Nil	($0.01)	($0.01)	Nil

Weighted average shares outstanding (basic & diluted)	2,419,600	1,504,204	2,419,600	1,502,563	30,039,960
See notes to unaudited interim financial statements.

Highlight Networks, Inc.
Statement of Cash Flows
(A Development Stage Company)			Inception (June 21, 2007) to Dec 31, 2011
(unaudited)

	Six Months Ended Dec 31,
	2011	2010

Cash flows from operating activities:
Net Loss	($24,283)	($15,710)	($126,136)
Adjustments required to reconcile net loss
to cash used in operating activities:
Non cash expenses & impairment charges	0	0	2,000
Fair value of services provided by related parties	0	0	55,760
Expenses paid by related parties	2,900	4,194	15,039
Increase (decrease) in accounts payable & accrued expenses	2,740	5,083	4,712
Cash used by operating activities:	(18,643)	(6,433)	(48,625)

Cash used in investing activities	0	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	24,006	93,641
Proceeds from related party debt borrowings	0	1,370	2,910
Cash generated by financing activities	0	25,376	96,551

Change in cash	(18,643)	18,943	47,926
Cash-beginning of period	66,569	982	0
Cash-end of period	$47,926	$19,925	$47,926
See notes to unaudited interim financial statements.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2011 and December 31, 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 4 – Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. In 2010 and 2011, Infanto Holdings, Corp. whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $13,464.  These notes are accruing 18% simple interest. As of September 30, 2011, the Company owes $13,464 in principal and $2,902 in interest related to these notes.

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

Results of Operations for three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Revenues for the three months ended December 31, 2011 and for the three months ended December 31, 2010 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses increased by $5,144, from $3,685 in the three months ended December 31, 2010 to $8,829 in the three months ended December 31, 2011.

The loss per share was $(0.00) for the three months ended December 31, 2010 and $(0.00) for the three months ended December 31, 2011.   The weighted average shares were 1,504,302 in the three months ended December 31, 2010 and 2,419,600 in the three months ended December 31, 2011.

As of December 31, 2011, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Results of Operations for six months ended December 31, 2011 compared to the six months ended December 31, 2010.

Revenues for the six months ended December 31, 2011 and for the six months ended December 31, 2010 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses increased by $8,157, from $14,946 in the six months ended December 31, 2010 to $23,103 in the six months ended December 31, 2011.

The loss per share was $(0.01) for the six months ended December 31, 2010 and $(0.01) for the six months ended December 31, 2011.   The weighted average shares were 1,502,580 in the six months ended December 31, 2010 and 2,419,600 in the six months ended December 31, 2011.

As of December 31, 2011, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

To date, the Company’s previous principal officer and the Company’s major shareholder have provided services and loans to the company in order to continue operations.  As of December 31, 2011, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., has loaned the Company $13,464.  These notes are accruing 18% simple interest. As of December 31, 2011, the Company owes $13,464 in principal and $2,902 in interest related to these notes.

Net cash used in operating activities was $18,642 during the six-month period ended December 31, 2011.

Net cash provided by investing activities was $0 during the six-month period ended December 31, 2011.

Net cash provided by financing activities was $0 during the six-month period ended December 31, 2011.

Derivatives

At December 31, 2011, the Company had issued no derivative securities nor had it reserved any shares for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FASB ASC 815, Accounting for Derivative Financial Instruments requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

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

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of  December 31, 2011, 2,419,600 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

There have been no sales of common stock in the six months ended December 31, 2011. As of December 31, 2011, there are 2,419,600 shares of common stock outstanding.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second fiscal quarter ended December 31, 2011 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended June 30, 2011 on August 25, 2011 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective or sufficient because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

Item 3. Defaults on Senior Securities

 The Company has no outstanding Senior Securities.

Item 4. Removed and Reserved

Item 5.  Other Information

 None.

Item 6.  Exhibits

EXHIBIT 31.1 Highlight Networks, Inc. Certification of Chief Executive Officer Pursuant to Section 302.

EXHIBIT 31.2 Highlight Networks, Inc. Certification of Chief Financial Officer Pursuant to Section 302.

EXHIBIT 32.1 Highlight Networks, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.2 Highlight Networks, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended December 31, 2011

101.INS*

XBRL Instance Document

101.SCH*

XBRL Taxonomy Extension Schema Document

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*

XBRL Taxonomy Extension Label Linkbase Document

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLIGHT NETWORKS, INC.

Dated: February 7, 2012

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