Form 10-Q
period 2012-03-31
HighLight Networks, Inc.
filed 2012-05-07
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

For the Quarterly Period Ended March 31, 2012

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

☐  Yes  ☒  No

The number of shares outstanding of the issuer's common stock, was 2,419,600 common shares as of the date of this filing: May 7, 2012.

HIGHLIGHT NETWORKS, INC.
MARCH 31, 2012

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets As of March 31, 2012 (Unaudited) As of June 30, 2011	4
	Unaudited Statements of Operations For the three months ended March 31, 2012 and March 31, 2011 For the nine months ended March 31, 2012 and March 31, 2011 For the cumulative period from June 21, 2007 (Date of Inception) to March 31, 2012	5
	Unaudited Statements of Cash Flows For the nine months ended March 31, 2012 and March 31, 2011 For the cumulative period from June 21, 2007 (Date of Inception) to March 31, 2012	6
	Unaudited Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mining Safety Disclosure	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

	SIGNATURES	16

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March 31,	June 30,
	2012	2011
ASSETS
Current Assets:
Cash	$ 44,361	$ 66,569
Prepaid Expenses	-	-
Total Current Assets	44,361	66,569

Marketable Securities (available for sale)	-	-

TOTAL ASSETS	$ 44,361	$ 66,569

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ -	$ 250
Accrued Expenses	3,497	1,722
Due to Related Parties	13,464	10,564
Total Current Liabilities	16,961	12,536

Stockholders' Equity
Common Stock- $.001 par value; 150,000,000 shares authorized; 2,419,600 issued and outstanding as of March 31, 2012 and June 30, 2011	2,420	2,420
Additional Paid-In Capital	153,466	153,466
Deficit Accumulated During the Development Stage	(128,486)	(101,853)

Total Stockholders' Equity	27,400	54,033

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 44,361	$ 66,569

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Inception
	For the Three Months Ended,		For the Nine Months Ended,		(June 21, 2007)
	March 31,		March 31,		to
	2012	2011	2012	2011	March 31, 2012
Revenues:	-	-	-	-	-

Costs & Expenses:
Costs of Goods Sold	-	-	-	-	-
Depreciation & Amortization	-	-	-	-	-
General and Administrative	1,755	12,207	24,858	27,153	122,989
Interest Expense	595	473	1,775	1,237	3,497
Valuation Impairment on Marketable Securities	-	-	-	-	2,000
Total Costs & Expenses	2,350	12,680	26,633	28,390	128,486

Loss from continuing operations before income taxes	(2,350)	(12,680)	(26,633)	(28,390)	(128,486)
Income taxes	-	-	-	-	-

Net Income (Loss)	$ (2,350)	$ (12,680)	$ (26,633)	$ (28,390)	$ (128,486)

Basic & Diluted Loss per Share Amounts:
Continuing Operations	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.05)
Basic & Diluted Net Loss	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.05)

Weighted Average Shares Outstanding (Basic & Diluted)	2,419,600	1,507,896	2,419,600	1,506,293	2,419,600

See Notes to Unaudited Interim Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Inception
	For the Nine Months Ended		(June 21, 2007)
	March 31,		to
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (26,633)	$ (28,390)	$ (128,486)
Adjustments required to reconcile net loss
to cash used in operating expenses:
Non cash expenses and impairment charges	-	-	2,000
Fair value of services provided by related parties	-	9,180	55,760
Expenses paid by related parties	2,900	4,194	14,173
Increase (decrease) in accounts payable and accrued services	1,525	656	3,497
Cash Used in Operating Activities	(22,208)	(14,360)	(53,056)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash Used in Operating Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from related party debt borrowings	-	2,120	3,776
Proceeds from the issuance of common stock	-	53,244	93,641
Cash Generated by Financing Activities	-	55,364	97,417

Change in Cash	(22,208)	41,004	44,361
Cash at Beginning of Period	66,569	982	-
Cash at End of Period	$ 44,361	$ 41,986	$ 44,361

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2011 and March 31, 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2012 or 2011.

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

Note 4 – Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. In 2010 and 2011, Infanto Holdings, Corp. whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $13,464.  These notes are accruing 18% simple interest. As of March 31, 2012, the Company owes $13,464 in principal and $3,497 in interest related to these notes.

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

There have been no sales of common stock in the nine months ended March 31, 2012.

As of March 31, 2012 Highlight Networks has 150,000,000 shares of common stock authorized at $0.001 par value per share and 2,419,600 shares of common stock issued and outstanding

Item 2.  Management's Discussion and Analysis of financial Condition and Results of Operations

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

Results of Operations for three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Revenues for the three months ended March 31, 2012 and for the three months ended March 31, 2011 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses decreased by $10,452, from $12,207 in the three months ended March 31, 2011 to $1,755 in the three months ended March 31, 2012.

The loss per share was $(0.01) for the three months ended March 31, 2011 and $(0.00) for the three months ended March 31, 2012.   The weighted average shares were 1,507,896 in the three months ended March 31, 2011 and 2,419,600 in the three months ended March 31, 2012.

As of March 31, 2012, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Results of Operations for nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

Revenues for the nine months ended March 31, 2012 and for the nine months ended March 31, 2011 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses decreased by $2,295, from $27,153 in the nine months ended March 31, 2011 to $24,858 in the nine months ended March 31, 2012.

The loss per share was $(0.01) for the nine months ended March 31, 2011 and $(0.02) for the nine months ended March 31, 2012.   The weighted average shares were 1,506,293 in the nine months ended March 31, 2011 and 2,419,600 in the nine months ended March 31, 2012.

As of March 31, 2012, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

To date, the Company’s previous principal officer and the Company’s major shareholder have provided services and loans to the company in order to continue operations.  As of March 31, 2012, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., has loaned the Company $13,464.  These notes are accruing 18% simple interest. As of March 31, 2012, the Company owes $13,464 in principal and $3,497 in interest related to these notes.

Net cash used in operating activities was $22,208 during the nine-month period ended March 31, 2012.

Net cash provided by investing activities was $0 during the nine-month period ended March 31, 2012.

Net cash provided by financing activities was $0 during the nine-month period ended March 31, 2012.

Derivatives

At March 31, 2012, the Company had issued no derivative securities nor had it reserved any shares for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FASB ASC 815, Accounting for Derivative Financial Instruments requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company s Own Stock

We account for obligations and instruments potentially to be settled in the Company s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Off-Balance Sheet Arrangements

Highlight Networks, Inc. does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2012, 2,419,600 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

There have been no sales of common stock in the nine months ended March 31, 2012. As of March 31, 2012, there are 2,419,600 shares of common stock outstanding.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report March 31, 2012 and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended March 31, 2012 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults on Senior Securities

 The Company has no outstanding Senior Securities.

Item 4. Mining Safety Disclosure

Not Applicable.

Item 5.  Other Information

 None.

Item 6.  Exhibits

Exhibit Number	Description

EXHIBIT 31.1	Highlight Networks, Inc. Certification of Chief Executive Officer Pursuant to Section 302.
EXHIBIT 31.2	Highlight Networks, Inc. Certification of Chief Financial Officer Pursuant to Section 302.
EXHIBIT 32.1	Highlight Networks, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Highlight Networks, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 7, 2012

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