Form 10-K
period 2012-06-30
HighLight Networks, Inc.
filed 2012-09-28
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended June 30, 2012

or

☐ Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

333-153575
Commission file number

HIGHLIGHT NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-1507527
(State of incorporation)	(IRS Employer Identification Number)

7325 Oswego Road, Liverpool, NY	13090
(Address of principal executive offices)	(Zip Code)

P.O. Box 3143, Liverpool, NY	13089
(Mailing address)	(Zip Code)

(315) 451-4722
(Registrant’s telephone number, including area code)

215 South Riverside Drive, Suite 12, Cocoa, Florida 32922
(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock: $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   [ ] Yes      [X] No

Indicate by check mark whether the registrant if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  [ ] Yes      [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes       [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes       [ ] No

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
[ ] Yes      [X] No

As of June 30, 2012 there were outstanding 2,419,600 shares of Highlight Networks, Inc.'s common stock, par value $.001 per share (the "Common Stock").

HIGHLIGHT NETWORKS, INC.

Form 10-K

Report for the Fiscal Year
 Ended June 30, 2012

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

As used in this Annual Report, the terms "we," "us," "our," "Highlight," and the "Company" means Highlight Networks, Inc. unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated

ITEM 1.   DESCRIPTION OF BUSINESS

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

Satellite

Satellite providers like Hughes Network Services offer broadband data services that address a niche market, mainly less densely populated areas that are un-served or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge the ability to provide some services, such as VoIP, and reduces the size of the addressable market.

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

ITEM 4.    MINING SAFETY DISCLOSURE

         Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

All securities are equity securities and are classified as available-for-sale.

In 2010 the marketable securities were returned to Mr. West upon the rescission of the agreement to issue 7,329 shares to him.

On February 24, 2010 the Company issued 940 shares of common stock, of which 260 were previously purchased and listed as issued in November, 2008.  As of the previous year ended June 30, 2011, there were 1,500,940 shares of common stock outstanding.

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

During the previous year ended June 30, 2011, the Company has issued an additional 20,040 shares of common stock.

As of June 30, 2012 Highlight Networks, Inc. has 150,000,000 shares of common stock authorized at $0.001 par value per share and 2,419,600 shares of common stock issued and outstanding

ITEM 6.   SELECTED FINANCIAL DATA

The table below summarizes our audited balance sheet at June 30, 2012 compared to 2011 and statement of operations for the fiscal year ended June 30, 2012 compared to 2011.

	At June 30,
	2012 (Audited)	2011 (Audited)
Balance Sheet:
Cash	$15,708	$66,569
Total Assets	$15,708	$66,569
Total Liabilities	$7,000	$12,536
Total Stockholders’ Equity (Deficit)	$8,708	$54,033

	For the Fiscal Year Ended June 30,
	2012 (Audited)	2011 (Audited)
Statement of Operations :
Revenue	$-0-	$-0-
Net Loss	$(45,325)	$(43,460)
Net Loss Per Share of Common Stock	$(0.02)	$(0.02)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-K.

Overview

As of the date of this report, the Company has had limited ongoing operations consisting of product and technology review, analysis and system design and negotiations for system placement and third party contract services,

Results of Operations for year ended June 30, 2012

Revenues for the year ended June 30, 2011 and for the year ended June 30, 2012 were $-0- respectively for both periods.

General and administrative, accounting, legal, and valuation impairment expenses increased by $1,865, from $43,460 in the year ended June 30, 2011 to $45,325 in the year ended June 30, 2012.

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

Loss per share was $(0.02) for the year ended June 30, 2011 and $(0.02) for the year ended June 30, 2012.  The weighted average shares outstanding were 2,419, 600 and 2,417,280, at June 30, 2012 and 2011, respectively, an increase of 2,320 shares.

As of June 30, 2012, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

Through June 30, 2012, the Company’s previous principal officer and majority shareholder and current principal shareholder have provided services and loans to the company in order for it to continue operations.

During the years ended June 30, 2008 and 2009, Mr. West, the Company's former principal stockholder, advanced a total $24,180 to the Company.  In March 2009, these advances were forgiven by Mr. West and reclassified as additional paid-in capital.

Also during the years ended June 30, 2008 and 2009, Mr. West provided services, valued at $2,000 per month and office space valued at $200 per month, for a total of $13,200, which was reflected as an operating expense in fiscal year ended June 30, 2009.  The Company issued 7,329 shares of its $.001 par value common stock to Mr. West as payment for his services and use of office space; however, during the year ended June 30, 2010, the original common stock agreement was rescinded.  Under the terms of a new agreement, the 7,329 shares originally issued to Mr. West were cancelled and replaced with marketable securities valued at $4,010.  Mr. West forgave the balance due to him of approximately $3,255.

In 2010 and 2011, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also a principal stockholder of Highlight Networks, Inc., loaned the Company $10,564.  These notes were accruing 18% simple interest. As of June 30, 2012, the notes and interest have been paid in full. The Company owes $0 in principal and $0 in interest related to these notes.

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

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2012, a total of 2,419,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

On June 21, 2007, the Company issued 500,000 shares of common stock, which are restricted as to transferability, to its founders and directors for $500 offset against current notes payable.  On July 16, 2007, the Company issued 250,000 shares of common stock in exchange for $5,000 cash.  In November, 2007, the Company split the common stock two for one, leaving 1,500,000 issued and outstanding.

In November, 2008, the Company had purchase agreements for 260 shares of common stock in exchange for $1,329 cash. In March, 2009, the Company issued 7,329 shares of common stock, which are restricted as to transferability, to its one of its founders and directors in settlement of $13,200 due against unpaid invoices for services provided and office space rental.

Also, during the years ended June 30, 2012 and 2011, Mr. West also provided services, valued at $2,000 per month and office space valued at $200 per month. The total value of $13,200 was reflected as an operating expense in 2009.  The Company issued 7,329 shares of its $.001 par value common stock to Mr. West as payment for his services and use of office space; however, during the year ended June 30, 2010, the original common stock agreement was rescinded.  Under the terms of the new agreement, the 7,329 shares originally issued to Mr. West were cancelled and replaced with marketable securities valued at $4,010.  Mr. West forgave the balance due to him of approximately $3,255.

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

During the previous year ended June 30, 2011, the Company has issued an additional 20,040 shares of common stock.

As of June 30, 2012 Highlight Networks, Inc. has 150,000,000 shares of common stock authorized at $0.001 par value per share and 2,419,600 shares of common stock issued and outstanding

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) as of June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to filing on September 28, 2012 our Annual Report on Form 10-K for the year ended June 30, 2012 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, Patrick E. Rodgers, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Patrick E. Rodgers expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In the year ended June 30, 2012, Anthony E. Lombardo resigned as the Company’s President, Chief Executive Officer, and Director of the Company and Damion D. Glushko resigned as Secretary, Chief Financial Officer, and Director of the Company. Alfonso Knoll was appointed as President, Chief Executive Officer and Director of the Company and Joseph C. Passalaqua was appointed Secretary, Chief Financial Officer and Director of the Company.

Departure of Directors or Certain Officer: Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(a)	Resignation of Directors and Officers

On May 16, 2012, , Anthony E. Lombardo resigned as the Company’s President, Chief Executive Officer, and Director of the Company and Damion D. Glushko resigned as Secretary, Chief Financial Officer, and Director of the Company. The resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(b)	Appointment of Directors and Officers

On May 16, 2012, the following persons were appointed as our officers and directors in connection with the change of control:

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
Alfonso Knoll	37	President, Chief Executive Officer and Director
Joseph C. Passalaqua	63	Secretary; Chief Financial Officer and Director

Alfonso Knoll, Director, President, and CEO

Alfonso C. Knoll has been President of Terra Silex Holdings, LLC, a private venture capital firm since December 2001. He was acting CEO of Mountain Top Properties, Inc., a company engaged in the business of Real Estate Investment and Management from December 2006 to December 2011. He has been president of Bullfly Trading Company, Inc. since December 2005.  Mr. Knoll was CEO and president of Endeavor Power Corp., Inc. from November 2010 to May 2011 and Rock Ridge Resources, Inc. since May 2012. Mr. Knoll is a graduate of Wesley College and has attended Franklin and Marshall College and Widener University School of Law. There are no compensation arrangements or related party transactions.

Joseph C. Passalaqua, Director, Secretary, and CFO

Mr. Passalaqua has been the president and a director of Biolog, Inc. on February 21, 2011.  He was the president, treasurer and a director of Hardwired Interactive, Inc. from October 2010 to November 2011.  He was the secretary and director of Pegasus Tel, Inc. from July 2010 until March 2011 and January 2012 to March 2012.  He became president and a director of Plantation Lifecare Developers, Inc. in February 2009. He was the Secretary of Digital Utilities Ventures, Inc. from March 2009 though July 2010Previously, Mr. Passalaqua owned Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac, Buick, GMC Truck Center dealerships until July 2008.  There are no compensation arrangements or any related party transactions.

Executive Compensation

We have made no provisions for cash compensation to our officers or directors.

Employment Agreements

We have entered into an employment agreement with both of our two officers and employment arrangements are all subject to the discretion of our board of directors.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer as of June 30, 2012. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Current Officers:
Alfonso Knoll	2012	-0-	-0-	-0-	-0-	-0-
President/Director/CEO

Joseph C. Passalaqua
Secretary/Director/CFO	2012	-0-	-0-	-0-	-0-	-0-

Former Officers:
Anthony E. Lombardo
President/Director/CEO	2011-2012	-0-	-0-	-0-	-0-	-0-

Damion D. Glushko
Secretary/Director/CFO	2011-2012	-0-	-0-	-0-	-0-	-0-

Options/Stock Appreciation Rights

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2012 or for the previous year ended June 30, 2011.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2012 and the same period ending June 30, 2011.

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

During 2010 in connection with the change of control and pursuant to the Purchase Agreement, Perry D. West resigned as the Company’s President, Chief Executive Officer, and Director of the Company. Anthony E. Lombardo was appointed as Director, President and Chief Executive Officer, and Damion D. Glushko was appointed as Director and Secretary.

During 2012, Anthony E. Lombardo resigned as the Company’s President, Chief Executive Officer, and Director of the Company and Damion D. Glushko resigned as Secretary, Chief Financial Officer, and Director of the Company. Alfonso Knoll was appointed as President, Chief Executive Officer and Director of the Company and Joseph C. Passalaqua was appointed Secretary, Chief Financial Officer and Director of the Company.

The following two tables presents certain information regarding beneficial ownership of our common stock for the years ended June 30, 2011 and June 30, 2012 by each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors, each named executive officer and all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares show.

The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2011:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding
Infanto Holdings, Corp	2,000,000	83%

Anthony E. Lombardo	36,000	1%
President; Director; CEO

Damion D. Glushko	36,000	1%
Secretary; Director; CFO
Officers and Directors as a Group	72,000	2%

*2,419,600 shares of outstanding common stock as of June 30, 2011

The following table presents certain information regarding beneficial ownership of our common stock as of June 31, 2012:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding
Infanto Holdings, Corp	2,000,000	83%

Alfonso Knoll	-0-	0%
President; Director; CEO

Joseph C. Passalaqua Infanto Holdings Corp.	2,000,000	83%
Secretary; Director; CFO
Officers and Directors as a Group	2,000,000	83%

*2,419,600 shares of outstanding common stock as of June 30, 2012

The address of the Company is 7325 Oswego Road Liverpool, New York 13090.

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

On June 3, 2010, Highlight Networks, Inc.’s (the “Company”) majority shareholders entered into a stock purchase agreement (the “Purchase Agreement”) with Infanto Holdings, Corp. (“Infanto”), pursuant to which, Infanto purchased: 500,000 shares of the Company’s issued and outstanding common stock from Perry D. West, the President and CEO of the Company; 500,000 shares of the Company’s issued and outstanding common stock from Taylor B. West, a shareholder of the Company; and 500,000 shares of the Company’s issued and outstanding common stock from Hee Joon Park, a shareholder of the Company. The total of 1,500,000 shares represents 99.9% of the Company’s outstanding common stock as of June 30, 2011. Infanto paid a total of $50,000 to selling shareholders.

During 2010, in connection with the change of control and pursuant to the Purchase Agreement, Perry D. West resigned as the Company’s president, chief executive officer, and director of the Company. Anthony E. Lombardo was appointed as director, president and chief executive officer, and Damion D. Glushko was appointed as director and secretary.

During 2012, Anthony E. Lombardo resigned as the Company’s president, chief executive officer, and director of the Company and Damion D. Glushko resigned as secretary, chief financial officer, and director of the Company. Alfonso Knoll was appointed as president, chief executive officer and director of the Company and Joseph C. Passalaqua was appointed secretary, chief financial officer and director of the Company.

None of the following parties has, since commencement of our fiscal years ended June 30, 2012 and June 30, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

Director Independence

Under NASDAQ rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our directors, Alfonso Knoll and Joseph Passalaqua, are also officers of the Company.  As a result, we do not have any independent directors.

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

 ITEM 14.    PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1)    Audit Fees:  The Company’s previous principal accountant, Michael Cronin, CPA has billed $5,450 for Audit services for the year ended June 30, 2011. The Company’s current principal accountant, Patrick Rodgers, CPA has billed $5,500 for Audit services for the year ended June 30, 2012.

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
101* Interactive Data Files for Highlight Networks, Inc. 10K for the Year Ended June 30, 2012
101.INS* XBRL Instance Document
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

Financial statements table of contents

Report of Independent Registered Public Accounting Firms	F-1-F-2

Balance Sheets as of June 30, 2012 and 2011	F-3

Statements of Operations for the years ended June 30, 2012 and 2011 and for the period June 21, 2007 (Inception) to June 30, 2012	F-4

Statement of Stockholders’ Deficiency for the period June 21, 2007 (Inception) to June 30, 2012	F-5

Statements of Cash Flows for the years ended June 30, 2012 and 2011 and for the Period June 21, 2007 (Inception) to June 30, 2012	F-6

Notes to Financial Statements for the years ended June 30, 2012 and 2011	F-7 – F-18

 Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Highlight Networks, Inc.

I have audited the accompanying balance sheet of Highlight Networks, Inc. (a development stage company) as of June 30, 2012 and the statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Highlight Networks, Inc. as of June 30, 2012 and the results of its operations and its cash flows for the year ended June 30, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred a $147,178 cumulative loss from operations, consumed approximately $50,861 of cash from current operating activities, has no revenues, and requires additional financing in order to finance its business activities through June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
September 27, 2012

F1

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Highlight Networks, Inc.
Cocoa, Florida

I have audited the accompanying balance sheet of Highlight Networks, Inc. (a development stage company) as of June 30, 2011 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highlight Networks, Inc. as of June 30, 2011 and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $101,853 cumulative loss from operations and consumed $20,377 of cash due to its current operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 24, 2011

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant NY, FL Orlando, Florida

F2

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2012	2011
ASSETS

Current assets:
Cash	$15,708	$66,569

Total current assets	15,708	66,569

Total assets	$15,708	$66,569

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$-	$250
Accrued expenses	7,000	1,722
Due to related parties	-	10,564

Total current liabilities	7,000	12,536

Stockholders' Equity:
Common Stock- $.001 par value; 150,000,000 shares
authorized; 2,419,600 shares outstanding
as of June 30, 2011 and June 30, 2012	20,776	20,776
Additional paid-in capital	135,110	135,110
Deficit accumulated during the development stage	(147,178)	(101,853)

Total stockholders' equity	8,708	54,033

Total liabilities and stockholders' equity	$15,708	$66,569

The accompanying notes are an integral part of these financial statements.

F3

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Inception
	For the Years Ended		(June 21, 2007)
	June 30,		to
	2012	2011	June 30, 2012

Revenues:	$-	$-	$-

Expenses:

Costs of goods sold	-	-	-
Depreciation & amorization	-	-	-
General and administrative	43,371	41,750	141,502
Interest expense	1,954	1,710	3,676
Valuation impairment on marketable securities	-	-	2,000

Total costs & expenses	45,325	43,460	147,178

Net loss from operations	(45,325)	(43,460)	(147,178)
Provision for income and franchise taxes	-	-	-

Net income (loss)	$(45,325)	$(43,460)	$(147,178)

Net loss per weighted share,
basic and fully diluted	$(0.02)	$(0.02)	$(0.06)

Weighted average number of common
shares outstanding, basic and fully diluted	2,419,600	2,417,280	2,419,600

The accompanying notes are an integral part of these financial statements.

F4

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY

				Deficit
				Accumulated
			Additional	Since	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficiency
Inception June 21, 2007 - restated to reflect
2:1 stock split effective November 2008	-	-	-	-	-

Stock issued for cash	1,000,000	1,000	(500)	-	500

Net loss	-	-	-	(1,580)	(1,580)

Balance at June 30, 2007	1,000,000	1,000	(500)	(1,580)	500

Stock issued for cash	500,000	500	4,500	-	4,500

Net loss	-	-	-	(23,100)	(23,100)

Balance at June 30, 2008	1,500,000	1,500	4,000	(24,680)	(19,180)

Stock agreement as payment for related party payable	7,329	7	37,373	-	37,380

Contributed captial	-	-	6,010	-	6,010

Stock issued for cash	260	-	1,329	-	1,329

Net loss	-	-	-	(20,654)	(20,654)

Balance at June 30, 2009	1,507,589	1,508	48,711	(45,334)	4,885

Stock agreement cancelled - adjustment to stock
and contributed capital	(7,329)	(7)	(4,003)	-	(4,010)

Stock issued for cash	680	-	3,468	-	3,468

Contributed captial	-	-	3,255	-	3,255

Net loss	-	-	-	(13,059)	(13,059)

Balance at June 30, 2010	1,500,940	1,501	51,431	(58,393)	(5,461)

Stock issued for cash	16,440	16	83,828	-	83,844

Stock issued for services	3,600	18,360	-	-	18,360

Contributed captial	-	-	750	-	750

Forward stock split 20-1	28,898,620	28,899	(28,899)	-	-

Stock retired to treasury	(28,000,000)	(28,000)	28,000		-

Net oss	-	-	-	(43,460)	(43,460)

Balance at June 30, 2011	2,419,600	20,776	135,110	(101,853)	54,033

Net loss	-	-	-	(45,325)	(45,325)

Balance at June 30, 2012	2,419,600	$20,776	$135,110	$(147,178)	$8,708

The accompanying notes are an integral part of these financial statements.

F5

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Inception
	For the Years Ended		(June 21, 2007)
	June 30,		to
	2012	2011	June 30, 2012
Cash flows from operations

Net loss	$(45,325)	$(43,460)	$(147,178)
Adjustment to reconcile net loss to net cash:
Payment to related parties for expenses and debt borrowings	(13,464)		(13,464)
Non cash expenses and impairment charges	-	-	2,000
Fair value of services provided by related parties	-	18,360	55,760
Expenses paid by related parties	2,900	4,194	14,173
Changes in operating assets and liabilities:
Increase in accounts payable and accrued services	5,028	529	7,000

Net cash used in operating activities	(50,861)	(20,377)	(81,709)

Cash flows from financing activities

Proceeds from related party debt borrowings	-	2,120	3,776
Proceeds from the issuance of common stock	-	83,844	93,641

Net cash provided by financing activities	-	85,964	97,417

Net increase (decrease) in cash	(50,861)	65,587	15,708
Cash, beginning of period	66,569	982	-

Cash, end of period	$15,708	$66,569	$15,708

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on related party notes payable	$3,676	$-	$3,676

The accompanying notes are an integral part of these financial statements.

F6

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and summary of significant accounting policies

This summary of accounting policies for Highlight Networks, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $147,000 for the period from June 21, 2007 (inception) to June 30, 2012, has an accumulated deficit, has recurring losses, has no revenues, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.”  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

The Company was formed on June 21, 2007 as a Nevada corporation.  As of June 30, 2012, the Company has not commenced significant operations, and in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codificaiton (“ASC”) Topic 915, “Development Stage Entity,” the Company is considered a development stage company.   The Company has a June 30 year end.

F7

 HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and summary of significant accounting policies (continued)

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

The Company’s principal executive offices are located at 7325 Oswego Road Liverpool, NY 13090. Our telephone number is (315) 451-4722.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There was no impairment charges during the years ended June 30, 2012 and 2011.

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

F8

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and summary of significant accounting policies (continued)

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy (continued)

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

F9

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and summary of significant accounting policies (continued)

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy (continued)

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular instruments. Changes in assumptions or in market conditions could significantly affect the estimates.. The carrying amount of all financial assets and liabilities approximates fair value.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.

Valuation of Long-lived Assets

The Company reviews the recoverability of its long-lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.  At June 30, 2012, the Company has no impaired carrying value of its intangible assets.

F10

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and summary of significant accounting policies (continued)

Revenue and Expense Recognition

Revenue is recognized when earned rather than when received. Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. Expenses are charged to operations as incurred.

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.   Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the years ended June 30, 2012 and 2011, there was no deferred revenue.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $15,708 and $66,569 as of June 30, 2012 and 2011, respectively, all of which was fully covered by federal depository insurance.

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

F11

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and summary of significant accounting policies (continued)

Stock-Based Compensation
The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company did not record any compensation expense for the years ended June 30, 2012 and 2011   under FASB ASC 718.

FASB ASC Topic 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the statement of cash flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received.  The Company did not recorded any stock compensation expense for the years ended June 30, 2012 and 2011 related to nonemployee awards.

F12

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and summary of significant accounting policies (continued)

Loss per Common Share

The Company has adopted the provisions of FASB ASC Topic 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

Start-up Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities" ("SOP 98-5"). Pursuant to this statement, the Company is required to expense all start-up costs related to new operations. Accordingly, the Company expensed organization costs of $480 in the year ended June 30, 2007.

F13

HIGHLIGHT NETWORKS, INC.
A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and summary of significant accounting policies (continued)

Deferred Offering Costs

Deferred offering costs consists of expenses incurred that are directly related to a public offering. If funds are raised from the public offering, these costs will be offset against stockholders' equity. If no funds are raised, these costs will be expensed in full.

Reclassification

Certain reclassifications have been made to the 2011 financial statements to conform to the June 30, 2012 presentation.

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU was required for the Company’s March 31, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The Company is currently evaluating the effect the update will have on its financial statements.

In January 2010, the FASB issued an accounting standard update on fair value measurements and disclosures. The update requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009; except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have an effect on the Company’s financial statements.

F14

HIGHLIGHT NETWORKS, INC.
A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2—Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders’ equity.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better consolidated financial statement comparability among different entities.  Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years ended before June 30, 2010. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the years ended June 30, 2012 and 2011.

F15

HIGHLIGHT NETWORKS, INC.
A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2—Income taxes (continued)

The Company had no income tax expense (benefit) for the years ended June 30, 2012 and 2011. At June 30, 2012, the Company had approximately $145,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through June 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

At June 30, 2012, the Company had net deferred tax assets of approximately $47,000, principally arising from net operating loss carryforwards for income tax purposes. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Note 3—Development stage company

The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage.  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

Note 4—Commitments

As of June 30, 2012, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Note 5—Related party transactions

During the years ended June 30, 2008 and 2009,  Mr. West, the Company's former principal stockholder, advanced a total $24,180 to the Company.  In March 2009, these advances were forgiven by Mr. West and reclassified as additional paid-in capital.

Also during the years ended June 30, 2008 and 2009,  Mr. West provided services, valued at $2,000 per month and office space valued at $200 per month, for a total of $13,200, which was reflected as an operating expense in fiscal year ended June 30, 2009.  The Company issued 7,329 shares of its $.001 par value common stock to Mr. West as payment for his services and use of office space; however, during the year ended June 30, 2010, the original common stock agreement was rescinded.  Under the terms of a new agreement, the 7,329 shares originally issued to Mr. West were cancelled and replaced with marketable securities valued at $4,010.  Mr. West forgave the balance due to him of approximately $3,255.

F16

HIGHLIGHT NETWORKS, INC.
A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 5—Related party transactions (continued)

Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also an officer and principal stockholder of Highlight Networks, Inc., loaned the Company approximately $6,879, $3,684, and $2,900, during years ended June 30, 2012, 2011, and 2010, respectively, which totaled $13,464. These notes accrued simple interest annually at 18%. On April 27, 2012, the Company repaid the total principal due of $13,464 plus accrued interest of 3,676, for a total payment of $17,140.

Note 6—Common stock transactions

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2012, a total of 2,914,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

On June 21, 2007, the Company issued 500,000 shares of common stock, which are restricted as to transferability, to its founders and directors for $500 in settlement of a debt obligation.  On July 16, 2007, the Company issued 250,000 shares of common stock in exchange for $5,000 cash.  In November, 2007, the Company split the common stock two for one, leaving 1,500,000 issued and outstanding.

In November, 2008, the Company issued 260 shares of common stock in exchange for $1,329 cash. In March, 2009, the Company issued 7,329 shares of its $.001 par value common stock, which were restricted as to transferability, to its one of its founders and directors in settlement of $13,200 due against unpaid invoices for services provided and office space rental (See Note 5).

In June 2010, the 7,329 shares $.001 par value common shares referred to in the paragraph above were cancelled, because the original stock agreement, which provided for the issuance of the shares, was rescinded.  Under the terms of a new agreement, Mr. West received marketable securities valued at $4,010; he forgave the balance due to him of approximately $3,255.

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

F17

HIGHLIGHT NETWORKS, INC.
A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 6—Common stock transactions (continued)

•	On November 2, 2010 the Company issued 700 shares of common stock at $5.10 per share.

•	On March 8, 2011 the Company issued 5,880 shares of common stock at $5.10 per share.

•
On March 8, 2011 the Company issued 3,600 shares of common stock to officers of the Company for services rendered at $2.55 per share. As of June 30, 2012, this was evaluated and the fair market value was adjusted to $5.10 per share.

•	On April 21, 2011 the Company issued 6,000 shares of common stock to officers of the Company for services rendered at $5.10 per share.

On April 22, 2011, the Company’s board of directors issued a resolution to amend its Articles of Incorporation,  to include a 20/1 forward stock split, with all fractional shares being dropped ; this forward stock split resulted in a retroactive adjustment for all share activity back to the inception of the Company. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split.

On May 19, 2011, the majority shareholder retired 28,000,000 shares of common stock previously issued back to the Company.

As of June 30, 2012,  there were 2,419,600 shares of the Company’s $.001 par value common stock outstanding.  No shares were issued during the year ended June 30, 2012.

As of June 30, 2012, the Company is authorized to issue150,000,000 shares of  its $.001 par value common stock, of which 2,419,600 shares are issued and outstanding.

Note 7—Subsequent events

On August 31 2012, 2,000,000 shares of common stock were issued to Alfonso Knoll for services as president of the Company.

F18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLIGHT NETWORKS, INC.

Date: September 28, 2012

by: /s/ Alfonso Knoll
Alfonso Knoll
President; Director and Chief Executive Officer

by: /s/ Joseph C. Passalaqua
Joseph C. Passalaqua
Secretary; Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

by: /s/ Alfonso Knoll
Alfonso Knoll
President; Director and Chief Executive Officer
 (Principal Executive Officer)

by: /s/ Joseph C. Passalaqua
Joseph C. Passalaqua
Secretary; Director; Chief Financial Officer
(Principal Financial Officer)