Form 10-Q
period 2012-09-30
HighLight Networks, Inc.
filed 2012-11-09
CIK 1445175

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

For the Quarterly Period Ended September 30, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes     [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                        [X ] Yes       [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an  accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ]Large accelerated filer Accelerated filer

[ ]  Non-accelerated filer

[X ]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes      [X] No

The number of shares outstanding of the issuer's common stock, was 2,419,600 common shares as of  the report date of September 30, 2012 and filing date of November 9, 2012.

HIGHLIGHT NETWORKS, INC.
SEPTEMBER 30, 2012

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets As of September 30, 2012 (Unaudited) As of June 30, 2012	4
	Unaudited Statements of Operations For the three months ended September 30, 2012 and September 30, 2011 For the cumulative period from June 21, 2007 (Date of Inception) to September 30, 2012	5
	Unaudited Statements of Cash Flows For the three months ended September 30, 2012 and September 30, 2011 For the cumulative period from June 21, 2007 (Date of Inception) to September 30, 2012	6
	Unaudited Notes to Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis or Plan of Operation	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mining Safety Disclosure	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

	SIGNATURES	18

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

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$11,925	$15,708

Total current assets	11,925	15,708

Total assets	$11,925	$15,708

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$5,300	$-
Accrued expenses	1,700	7,000

Total current liabilities	7,000	7,000

Stockholders' Equity:
Common Stock- $.001 par value; 150,000,000 shares
authorized; 2,419,600 shares outstanding as of June 30, 2012
and September 30, 2012, respectively	20,776	20,776
Additional paid-in capital	135,110	135,110
Deficit accumulated during the development stage	(150,961)	(147,178)

Total stockholders' equity	4,925	8,708

Total liabilities and stockholder's equity	$11,925	$15,708

The accompanying notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Inception
	For the Three Months Ended		(June 21, 2007)
	September 30,		to
	2012	2011	September 30, 2012

Revenues	$-	$-	$-

Expenses:
Costs of goods sold	-	-	-
Depreciation & amorization	-	-	-
General & administrative	3,783	14,274	145,285
Interest expense	-	571	3,676
Valuation impairment on marketable securities	-	-	2,000
Total costs & expenses	3,783	14,845	150,961

Net loss from operations	(3,783)	(14,845)	(150,961)
Provision for income and franchise taxes	-	-	-

Net income (loss)	$(3,783)	$(14,845)	$(150,961)

Net loss per weighted share,
basic and fully diluted	$(0.00)	$(0.01)	$(0.06)

Weighted average number of common shares
outstanding, basic and fully diluted	2,419,600	2,419,600	2,419,600

The accompanying notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	For the Three Months Ended		(June 21, 2007)
	September 30,		to
	2012	2011	September 30, 2012

Cash flows from operations
Net loss	$(3,783)	$(14,845)	$(150,961)
Adjustment to reconcile net loss to net cash:
Payment to related parties for expenses and debt borrowings	-	-	(13,464)
Non cash expenses and impairment charges	-	-	2,000
Fair value of services provided by related parties	-		55,760
Expenses paid by related parties	-	2,900	14,173
Changes in operating assets and liabilities:
Increase in accounts payable and accrued services	-	2,071	7,000

Net cash used in operating activities	(3,783)	(9,874)	(85,492)

Cash flows from financing activities
Proceeds from related party debt borrowings	-	-	3,776
Proceeds from the issuance of common stock	-	-	93,641

Net cash provided by financing activities	-	-	97,417

Net increase (decrease) in cash	(3,783)	(9,874)	11,925
Cash, beginning of period	15,708	66,569	-

Cash, end of period	$11,925	$56,695	$11,925

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on related party notes payable	$-	$-	$3,676

The accompanying notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and summary of significant accounting policies

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements as reported in Form 10K.  The results of operations for the three month period ended September 30, 2012 are not necessarily indicative of the operating results for the full year ended June 30, 2013.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $3,950,000 for the period from June 21, 2007 (inception) to September 30, 2012, has an accumulated deficit, has recurring losses, has no revenues, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Organization and Basis of Presentation

The Company was formed on June 21, 2007 as a Nevada corporation.  As of June 30, 2012 and September 30, 2012, the Company has not commenced significant operations, and in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codificaiton (“ASC”) Topic 915, “Development Stage Entity,” the Company is considered a development stage company.   The Company has a June 30 year end.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Reclassification

Certain reclassifications have been made to the 2011/2012 financial statements to conform to the September 30, 2012 presentation.

HIGHLIGHT NETWORKS, INC.
A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and summary of significant accounting policies (continued)

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

HIGHLIGHT NETWORKS, INC.
A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2—Development stage company

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

Note 3—Commitments

As of September 30, 2012, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Note 4—Related party transactions

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

HIGHLIGHT NETWORKS, INC.
A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 5—Common stock transactions

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of  September 30, 2012, a total of 2,914,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

As of September 30, 2012, there were 2,419,600 shares of the Company’s $.001 par value common stock outstanding.

As of September 30, 2012, the Company is authorized to issue150,000,000 shares of  its $.001 par value common stock, of which 2,419,600 shares are issued and outstanding.

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

Results of Operations for three months ended September 30, 2012 compared to the three months ended September 30, 2011.

The Company reported $-0- revenues for the three month periods ended September 30, 2012 and 2011, respectively.

General and administrative, accounting, legal, and valuation impairment expenses decreased  $11,062 (75%) to $3,783 for the three months ended September 30, 2012 from $14,845 reported for the comparable period in 2011.

For the three months ended September 30, 2012 and 2011, the Company reported a net loss per share of $0.00 and $0.01, respectively.   The weighted average shares outstanding at September 30, 2012 and 2011 were 2,419,600 and 2,419,600, respectively.

As of September 30, 2012, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

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

For the three months ended September 30, 2012, the Company used net cash of $3,783 in operating activities, a decrease of $6,091 from the $9,874 used in in operating activities for the three months ended September 30, 2011.

Net cash provided by or used in investing and financing activities was $-0- during the three-month periods ended September 30, 2012 and 2011, respectively.

Derivatives

At September 30, 2012, the Company had issued no derivative securities nor had it reserved any shares for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FASB ASC 815, Accounting for Derivative Financial Instruments requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

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

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2012, 2,419,600 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

As of September 30, 2012 Highlight Networks, Inc. has 150,000,000 shares of common stock authorized at $0.001 par value per share and 2,419,600 shares of common stock issued and outstanding

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

On September 30, 2012, Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified by the Chief Executive Officer and Chief Financial Officer in their evaluation as of September 30, 2012 relates to the lack of proper segregation of duties and lack of audit committee oversight. The Company believes that the lack of proper segregation of duties lack of audit committee oversight is due to the Company’s limited resources. Upon the acquisition of adequate capital the Company intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of September 30, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended September 30, 2012 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mining Saftely Disclosure

Not Applicable.

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

101*                              Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended September 30, 2012

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

Dated: November 9, 2012

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