Form 10-Q
period 2012-12-31
HighLight Networks, Inc.
filed 2013-02-13
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

[ ] Yes  [X] No

The number of shares outstanding of the issuer's common stock, was 2,419,600 common shares as of the report date of December 31, 2012 and filing date of February 13, 2013.

HIGHLIGHT NETWORKS, INC.
DECEMBER 31, 2012

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets As of December 31, 2012 (Unaudited) As of June 30, 2012	4
	Unaudited Statements of Operations For the three months ended December 31, 2012 and December 31, 2011 For the six months ended December 31, 2012 and December 31, 2011 For the cumulative period from June 21, 2007 (Date of Inception) to December 31, 2012	5
	Unaudited Statements of Cash Flows For the six months ended December 31, 2012 and December 31, 2011 For the cumulative period from June 21, 2007 (Date of Inception) to December 31, 2012	6
	Unaudited Notes to Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis or Plan of Operation	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mining Safety Disclosure	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

	SIGNATURES	19

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company) BALANCE SHEETS

	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$3,406	$15,708

Total current assets	3,406	15,708

Total assets	$3,406	$15,708

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	$—	$—
Accrued expenses	3,000	7,000

Total current liabilities	3,000	7,000

Stockholders' Equity:

Common Stock- $.001 par value; 150,000,000 shares and authorized; 2,419,600 shares outstanding as of June 30, 2012 and December 31, 2012, respectively	20,776	20,776
Additional paid-in capital	135,110	135,110
Deficit accumulated during the development stage	(155,480)	(147,178)

Total stockholders' equity	406	8,708

Total liabilities and stockholder's equity	$3,406	$15,708

The accompanying notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Inception
	For the Three Months		For the Six Months		(June 21, 2007)
	December 31,		December 31,		to
	2012	2011	2012	2011	December 31, 2012

Revenues:	$—	$—	$—	$—	$—

Expenses:
Costs of goods sold	—	—	—	—	—
Depreciation & amorization	—	—	—	—	—
General & administrative	4,519	8,829	8,302	23,103	149,804
Interest expense	—	609	—	1,180	3,676
Valuation impairment on marketable securities	—	—	—	—	2,000
Total costs & expenses	4,519	9,438	8,302	24,283	155,480

Net loss from operations	(4,519)	(9,438)	(8,302)	(24,283)	(155,480)
Provision for income and franchise taxes	—	—	—	—	—

Net income (loss)	$(4,519)	$(9,438)	$(8,302)	$(24,283)	$(155,480)

Net loss per weighted share,
basic & fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding,
basic & fully diluted	2,419,600	2,419,600	2,419,600	2,419,600	2,419,600

The accompanying notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Inception
	For the Six Months Ended		(June 21, 2007)
	December 31,		to
	2012	2011	December 31, 2012

Cash flows from operations
Net loss	$(8,302)	$(24,283)	$(155,480)
Adjustment to reconcile net loss to net cash:
Payment to related parties for expenses and debt borrowings	—	—	(13,464)
Non cash expenses and impairment charges	—	—	2,000
Fair value of services provided by related parties	—		55,760
Expenses paid by related parties	—	2,900	14,173
Changes in operating assets and liabilities:
Increase in accounts payable and accrued services	(4,000)	2,740	3,000

Net cash used in operating activities	(12,302)	(18,643)	(94,011)

Cash flows from financing activities
Proceeds from related party debt borrowings	—	—	3,776
Proceeds from the issuance of common stock	—	—	93,641

Net cash provided by financing activities	—	—	97,417

Net increase (decrease) in cash	(12,302)	(18,643)	3,406
Cash, beginning of period	15,708	66,569	—

Cash, end of period	$3,406	$47,926	$3,406

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on related party notes payable	$—	$—	$3,676

The accompanying notes are an integral part of these financial statements.

HIGHLIGHT NETWORKS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and summary of significant accounting policies

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended December 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements as reported in Form 10K.  The results of operations for the six month period ended December 31, 2012 are not necessarily indicative of the operating results for the full year ended June 30, 2013.

This summary of accounting policies for Highlight Networks, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

The Company was formed on June 21, 2007 as a Nevada corporation. As of June 30, 2012 and December 31, 2012, the Company has not commenced significant operations, and in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codificaiton (“ASC”) Topic 915, “Development Stage Entity,” the Company is considered a development stage company. The Company has a June 30 year end.

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

Reclassification

Certain reclassifications have been made to the 2011/2012 financial statements to conform to the December 31, 2012 presentation.

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

Note 2—Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $155,480 for the period from June 21, 2007 (inception) to December 31, 2012, has an accumulated deficit, has recurring losses, has no revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Note 4—Commitments

As of December 31, 2012, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Note 6—Common stock transactions

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2012, a total of 2,914,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

As of December 31, 2012, there were 2,419,600 shares of the Company’s $.001 par value common stock outstanding.

As of December 31, 2012, the Company is authorized to issue 150,000,000 shares of its $.001 par value common stock, of which 2,419,600 shares are issued and outstanding.

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

Results of Operations for three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Revenues for the six months ended December 31, 2012 and for the six months ended December 31, 2011 were $-0- respectively for both periods.

General and administrative, accounting, legal, interest and valuation impairment expenses decreased by $4,919, from $9,438 in the three months ended December 31, 2011 to $4,519 in the three months ended December 31, 2012.

The loss per share was $(0.00) for the three months ended December 31, 2011 and $(0.00) for the three months ended December 31, 2012.   The weighted average shares were 2,419,600 in the three months ended December 31, 2011 and December 31, 2012.

As of December 31, 2012, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Results of Operations for six months ended December 31, 2012 compared to the six months ended December 31, 2011.

Revenues for the six months ended December 31, 2012 and for the six months ended December 31, 2011 were $-0- respectively for both periods.

General and administrative, accounting, legal, interest, and valuation impairment expenses decreased by $15,981, from $24,283 in the six months ended December 31, 2011 to $8,302 in the six months ended December 31, 2012.

The loss per share was $(0.01) for the six months ended December 31, 2011 and $(0.00) for the six months ended December 31, 2012.   The weighted average shares were 2,419,600 in the six months ended December 31, 2011 and December 31, 2012.

As of December 31, 2012, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also an officer and principal stockholder of Highlight Networks, Inc., loaned the Company approximately $6,879, $3,684, and $2,900, during years ended June 30, 2012, 2011, and 2010, respectively, which totaled $13,464. These notes accrued simple interest annually at 18%. On April 27, 2012, the Company repaid the total principal due of $13,464 plus accrued interest of 3,676, for a total payment of $17,140. As of December 31, 2012 the Company owes $0.

Net cash used in operating activities was $12,302 during the six-month period ended December 31, 2012.

Net cash provided by investing activities was $0 during the six-month period ended December 31, 2012.

Net cash provided by financing activities was $0 during the six-month period ended December 31, 2012.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses, and current shareholders' deficit, our independent auditor included an explanatory paragraph regarding concerns about out ability to continue as a going concern in his report on our annual financial statements for the year ended June 30, 2012.  Our financial statements contain an additional note disclosures describing the circumstances that lead to this disclosure by our independent auditor.

Derivatives

At December 31, 2012, the Company had issued no derivative securities nor had it reserved any shares for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FASB ASC 815, Accounting for Derivative Financial Instruments requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

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

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2012, 2,419,600 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

As of December 31, 2012 Highlight Networks, Inc. has 150,000,000 shares of common stock authorized at $0.001 par value per share and 2,419,600 shares of common stock issued and outstanding

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

On December 31, 2012, Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified by the Chief Executive Officer and Chief Financial Officer in their evaluation as of December 31, 2012 relates to the lack of proper segregation of duties and lack of audit committee oversight. The Company believes that the lack of proper segregation of duties lack of audit committee oversight is due to the Company’s limited resources. Upon the acquisition of adequate capital the Company intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of December 31, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended December 31, 2012 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101* Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended December 31, 2012

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

Dated: February 13, 2013

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

Joseph C. Passalaqua

Secretary; Director; Chief Financial Officer

(Principal Financial Officer)

CONSULTING AGREEMENT

This AGREEMENT shall be effective on this January 1st , 2013 and is made between Highlight Networks Inc, a Nevada corporation having offices at 7325 Oswego Rd, Liverpool NY 13090, U.S.A. [“HNET”], and Thomas R. Smith, of 1154 Lake Dr. WestChester, PA 19382 [“Consultant”].

In this Agreement, the party who is contracting to receive services shall be referred to as "HNET", and the party who will be providing the services shall be referred to as "Consultant".

Consultant has a background in Marketing and Sales and is willing to provide services to HNET based on this background.

HNET desires to have services provided by Consultant.

Therefore, the parties agree as follows:

1. DESCRIPTION OF SERVICES. Beginning on January 1st , 2013 Consultant will provide the following services (collectively, the "Services"): Marketing of HNET electronics and metals recycling services to federal, state, and local government units and private sector entities not assigned to other representatives or reserved by HNET. Specifically Consultant will secure scrap metal and ewaste recycling contracts with certain telecom companies and construction firms that initially have access to approximately 25 scrapped cell towers in the Chicago area. HNET reserves the right to employ other representatives to solicit within such territories as may be defined by HNET. In case of any bona fide dispute between representatives in connection with any sale, commission or the division of sale or commission, the decision of HNET shall be final.

2. PERFORMANCE OF SERVICES. Consultant shall determine the manner in which the Services are to be performed and the specific hours to be worked by Consultant. HNET will rely on Consultant to work as many hours as may be reasonably necessary to fulfill Consultant's obligations under this Agreement.

3. ACCEPTANCE OF ORDERS. All orders are to be forwarded to HNET for acceptance. No order shall constitute a binding obligation upon HNET until HNET shall accept it. Consultant shall have no authority to accept any order on behalf of HNET. HNET reserves the right to reject any order for whatever reason it may deem appropriate without obligation to consultant for commission.

4. FEES & COMMISSION PAYMENTS. HNET will pay Consultant a one time fee of 175,000 S8 shares of HNET payable upon signing of first commercial scrap contract arranged by Consultant. HNET will make commission payments to Consultant based on Eight Percent (8%) of the gross selling price of all merchandise and scrap products of HNET shipped and billed on orders received and accepted by HNET under the terms of this agreement. For the purposes of this Agreement, “merchandise and products” means any ewaste or scrap metal sold by or through the efforts of Consultant during the term of this contract. Commission to be paid within 15 days of receipt of payment for scrap material sold.

Statement of Shipments. If requested, HNET shall furnish Consultant a periodic statement showing shipments made to customers and all payments and other items credited to sales representative’s account during such period.

5. EXPENSE REIMBURSEMENT. Consultant shall pay all "out-of-pocket" expenses, and shall not be entitled to reimbursement from HNET.

6. USE OF AUTOMOBILE. Consultant shall provide and pay for all expenses related to any automobile or other transportation used in the performance of his duties under this contract.

7. TERM/TERMINATION. This agreement shall become effective on the date stated above and shall remain in effect for a period of three (3) years unless terminated for breach or as provided in this agreement.

This agreement may be terminated by either mutual agreement of Consultant and HNET or by written notice of either of the parties to the other party of an intention to terminate the agreement. This contract may also be terminated, with just cause, solely by HNET if consultant engages in any public action that is detrimental to the image of HNET. Any such written notice shall serve automatically to terminate the agreement thirty (30) days after the date such notice is sent to the other party via certified or registered mail.

8. RELATIONSHIP OF PARTIES. It is understood by the parties that Consultant is an independent contractor with respect to HNET, and not an employee of HNET. HNET will not provide fringe benefits, including health insurance benefits, paid vacation, or any other employee benefit, for the benefit of Consultant.

9. DISCLOSURE. Consultant is required to disclose any outside activities or interests, including ownership or participation in the development of prior inventions, that conflict or may conflict with the best interests of HNET. Prompt disclosure is required under this paragraph if the activity or interest is related, directly or indirectly, to:

- a product or service line of HNET

- any activity that Consultant may be involved with on behalf of HNET

10. EMPLOYEES. Consultant's employees, if any, who perform services for HNET under this Agreement shall also be bound by the provisions of this Agreement.

11. INDEMNIFICATION. Consultant agrees to indemnify and hold HNET harmless from all claims, losses, expenses, fees including attorney fees, costs, and judgments that may be asserted against HNET that result from the acts or omissions of Consultant, Consultant's employees, if any, and Consultant's agents.

12. ASSIGNMENT. Consultant's obligations under this Agreement may be assigned or transferred to any other person, firm, or corporation with the prior written consent of HNET.

13. CONFIDENTIALITY. HNET recognizes that Consultant may have access to trade secrets and other proprietary information (collectively, "Information"), which are valuable, special and unique assets of HNET Incorporated and need to be protected from improper disclosure. In consideration for the disclosure of the Information, Consultant agrees that Consultant will not at any time or in any manner, either directly or indirectly, use any Information for Consultant's own benefit, or divulge, disclose, or communicate in any manner any Information to any third party without the prior written consent of HNET. Consultant will protect the Information and treat it as strictly confidential. A violation of this paragraph shall be a material violation of this Agreement.

14. UNAUTHORIZED DISCLOSURE OF INFORMATION. If it appears that Consultant has disclosed (or has threatened to disclose) Information in violation of this Agreement, HNET shall be entitled to an injunction to restrain Consultant from disclosing, in whole or in part, such Information, or from providing any services to any party to whom such Information has been disclosed or may be disclosed. HNET shall not be prohibited by this provision from pursuing other remedies, including a claim for losses and damages.

15. CONFIDENTIALITY AFTER TERMINATION. The confidentiality provisions of this Agreement shall remain in full force and effect after the termination of this Agreement.

16. NON-COMPETE AGREEMENT. Recognizing that the various items of information are special and unique assets of HNET that need to be protected from disclosure, and in consideration of the disclosure of the Information, Consultant agrees and covenants that for a period of 18 months following the termination of this Agreement, whether such termination is voluntary or involuntary, Consultant will not directly or indirectly engage in any business competitive with HNET. This covenant shall apply to the geographical area that includes United States of America and Canada. Directly or indirectly engaging in any competitive business includes, but is not limited to, (i) engaging in a business as owner, partner, or agent, (ii) becoming an employee of any third party that is engaged in such business, or (iii) becoming interested directly or indirectly in any such business, or (iv) soliciting any customer of HNET for the benefit of a third party that is engaged in such business. Consultant and HNET agrees that this non-compete provision will not adversely affect the livelihood of Consultant.

17. NOTICES. All notices required or permitted under this Agreement shall be in writing and shall be deemed delivered when delivered in person or deposited in the United States mail, postage prepaid, addressed as follows:

IF for HNET:

Highlight Networks Inc.

Joseph Pasalaqua

7325 Oswego Rd.

Liverpool, NY 13090

IF for Consultant:

Thomas R. Smith

1154 Lake Dr.

WestChester, PA 19382

SS# ###-##-####

Either party may change such address from time to time by providing written notice to the other in the manner set forth above.

18. ENTIRE AGREEMENT. This Agreement contains the entire agreement of the parties and there are no other promises or conditions in any other agreement whether oral or written. This Agreement supersedes any prior written or oral agreements between the parties.

19. AMENDMENT. This Agreement may be modified or amended if the amendment is made in writing and is signed by both parties.

20. SEVERABILITY. If any provision of this Agreement shall be held to be invalid or unenforceable for any reason, the remaining provisions shall continue to be valid and enforceable. If a court finds that any provision of this Agreement is invalid or unenforceable, but that by limiting such provision it would become valid and enforceable, then such provision shall be deemed to be written, construed, and enforced as so limited.

21. WAIVER OF CONTRACTUAL RIGHT. The failure of either party to enforce any provision of this Agreement shall not be construed as a waiver or limitation of that party's right to subsequently enforce and compel strict compliance with every provision of this Agreement.

22. APPLICABLE LAW. The laws of the State of New York shall govern this Agreement.

Party receiving services:

Highlight Networks Inc.

By: /s/ Alfonso Knoll

Alfonso Knoll

CEO

Party providing services:

By: /s/Thomas R. Smith

Thomas R. Smith