Form 10-Q
period 2013-03-31
HighLight Networks, Inc.
filed 2013-05-09
CIK 1445175

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF1934

For the Quarterly Period Ended March 31, 2013

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
[ ] Yes      [X] No

There are 2,419,600 shares of Highlight Networks, Inc. $0.001 par value common stock outstanding as of the report date of March 31, 2013 and 2,594,600 $0.001 par value common stock outstanding as of the filing date of May 9, 2013.

HIGHLIGHT NETWORKS, INC.
MARCH 31, 2013

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets As of March 31, 2013 As of June 30, 2012	4
	Unaudited Statements of Operations For the three months ended March 31, 2013 and March 31, 2012 For the nine months ended March 31, 2013 March 31, 2012 For the cumulative period from June 21, 2007 (Date of Inception) to March 31, 2013	5
	Unaudited Statements of Cash Flows For the nine months ended March 31, 2013 and March 31, 2012 For the cumulative period from June 21, 2007 (Date of Inception) to March 31, 2013	6
	Unaudited Notes to Financial Statements	7-9
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mining Safety Disclosure	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

	SIGNATURES	16

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

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2013	2012
ASSETS
Current assets:
Cash	$4,977	$15,708
Inventory - used circuit boards	8,044	-
Total current assets	13,021	15,708

Total Assets	$13,021	$15,708

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,879	$-
Accrued expenses	2,256	7,000
Due to related parties	27,970	-
Total current liabilities	47,105	7,000

Stockholders' equity (deficit):
Common Stock; $.001 par value; 150,000,000 shares
authorized; 2,419,600 shares issued and outstanding	2,420	2,420
Additional paid-in capital	485,966	153,466
Deficit accumulated during the development stage	(522,470)	(147,178)
Total stockholders' equity (deficit)	(34,084)	8,708

Total Liabilities and Stockholder's Equity (Deficit)	$13,021	$15,708

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Inception
	Three Months Ended		Nine Months Ended		(June 21, 2007)
	March 31,		March 31,		to
	2013	2012	2013	2012	March 31, 2013

Operating Expenses:
General & administrative	358,734	1,755	367,036	24,858	508,538
Rent expense	8,000	-	8,000	-	8,000
Valuation impairment on marketable securities	-	-	-	-	2,000
Total operating expenses	366,734	1,755	375,036	24,858	518,538

Loss from operations	(366,734)	(1,755)	(375,036)	(24,858)	(518,538)

Other Expenses:
Interest expense	(256)	(595)	(256)	(1,775)	(3,932)

Net loss	$(366,990)	$(2,350)	$(375,292)	$(26,633)	$(522,470)

Net loss per share, basic and diluted	$(0.15)	$(0.00)	$(0.16)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	2,419,600	2,419,600	2,419,600	2,419,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	Nine Months Ended		(June 21, 2007)
	March 31,		to
	2013	2012	March 31, 2013

Cash flows from operating activities
Net loss	$(375,292)	$(26,633)	$(522,470)
Adjustment to reconcile net loss to net cash used in operating activities:
Valuation impairment on marketable securities	-	-	2,000
Fair value of services provided by related parties	-	-	55,760
Accrued stock-based compensation	332,500	-	332,500
Changes in operating assets and liabilities:
Inventory	(8,044)	-	(8,044)
Accounts payable and accrued expenses	12,135	1,525	19,135
Net cash used in operating activities	(38,701)	(25,108)	(121,119)

Cash flows from financing activities
Proceeds from related party debt borrowings	27,970	2,900	45,919
Payments on related party debt borrowings	-	-	(13,464)
Proceeds from the issuance of common stock	-	-	93,641
Net cash provided by financing activities	27,970	2,900	126,096

Net (decrease) increase in cash	(10,731)	(25,108)	4,977
Cash, beginning of period	15,708	66,569	-
Cash, end of period	$4,977	$41,461	$4,977

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on related party notes payable	$-	$-	$3,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and summary of significant accounting policies

Organization and Basis of Presentation

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements as reported in Form 10K.  The results of operations for the nine month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year ended June 30, 2013.

The Company was formed on June 21, 2007 as a Nevada corporation.  As of June 30, 2012 and March 31, 2013, the Company has not commenced significant operations, and in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codificaiton (“ASC”) Topic 915, “Development Stage Entity,” the Company is considered a development stage company.   The Company has a June 30 year end.

On March 11, 2013, EZ Recycling, Inc was formed and incorporated to serve as a wholly owned subsidiary of Highlight Networks, Inc. EZ Recycling is incorporated in the State of Nevada.  All inter-company balances and transactions are eliminated in consolidation.

Nature of Business

The Company is a development stage company. In 2013 the Company announced a new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste. The Company's activities to date have consisted primarily of organizational and equity fund-raising activities. The Company has not yet commenced its principal revenue producing activities.

The Company’s principal executive offices are located at 7325 Oswego Road Liverpool, NY 13090. As of February 19, 2013 the Company also has a rental agreement for a warehouse property located at 6 Alder East Syracuse, NY 13057. Our telephone number is (315) 451-4722.

Inventory

In 2013 the company purchased 8,492 lbs. of scrap metal and used circuit boards that are in inventory for $8,044, to be sent out for recycling, refining and processing. As of March 31, 2013, the company has not yet recognized any revenue, COGS or accounts receivable from the processing, recycling, refining or sale of inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of March 31, 2013, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the March 31, 2013 presentation.

Note 2—Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

HIGHLIGHT NETWORKS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2—Going Concern (continued)

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $522,470 for the period from June 21, 2007 (inception) to March 31, 2013, has an accumulated deficit, has recurring losses, has no revenues, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Note 3—Commitments

On January 1, 2013, the Company entered into a 3 year consulting agreement. Pursuant to the terms of the agreement, the Company committed to issue 175,000 common shares to the consultant upon execution of the agreement (see Note 5) and the Company committed to paying a cash commission equal to 8% of the gross sales of all merchandise and scrap products shipped and sold under any contract arranged by the consultant over the term of the agreement.

On February 19, 2013, the Company entered into a lease agreement beginning March 1, 2013 to rent the property at 6 Alder Drive East Syracuse, New York 13057. The monthly rent under the agreement is $8,000, along with utilities and waste management incurred by the Company in the use of the facility. The initial term of the lease agreement is 5 years.

Note 4—Related Party Transactions

During 2010 through 2012, Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also an officer and principal stockholder of Highlight Networks, Inc., loaned the Company an aggregate of $13,464. These notes accrued simple interest annually at 18%. On April 27, 2012, the Company repaid the total principal due of $13,464 plus accrued interest of $3,676, for a total payment of $17,140. As of March 31, 2013 the Company owes $0 under these loans.

In 2013, the Company borrowed an aggregate of $27,970 under promissory notes with related parties, Friction & Heat LLC and Joseph Passalaqua. The promissory notes and unsecured, bear simple interest at 10% per annum and are due on demand. As of March 31, 2013, the aggregate unpaid principal on these notes was $27,970, with interest accrued of $256.

Note 5—Stockholders’ Equity

Highlight Networks, Inc. is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2013, a total of 2,914,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

On January 1, 2013 the company committed to issue 175,000 common shares under a consulting agreement (see Note 4). The shares were fully earned upon execution of the agreement and were valued using the closing stock price of the Company’s common stock at January 1, 2013. The full fair value of these shares of $332,500 was recognized as expense during the three months ended March 31, 2013. The common shares were issued by the Company during April 2013.

Intercompany equity is not presented or disclosed. It is eliminated in consolidation.

HIGHLIGHT NETWORKS, INC.
A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 6—Subsequent Events

On April 17, 2013 the Company issued the 175,000 common shares that the Company committed to issue under the consulting agreement on January 1, 2013 (see Note 5).

In April 2013, the Company entered into two promissory note agreements with a related party, Friction & Heat LLC, for a total of $74,935. The notes are unsecured, bear interest at 10% per annum and are due on demand.

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

Overview

Highlight Networks, Inc. is a development stage company in the business of planning, development and operation. In 2013 the Company announced a new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste. The Company's activities to date have consisted primarily of organizational and equity fund-raising activities. The Company has not yet commenced its principal revenue producing activities. As of the date of this report, the Company has had limited ongoing operations and third party contract services.

Results of Operations for three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenues for the three months ended March 31, 2013 and for the three months ended March 31, 2012 were $-0- respectively for both periods.

Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $364,979, from $1,755 in the three months ended March 31, 2012 to $366,734 in the three months ended March 31, 2013.

Interest expense decreased by $339, from $595 in the three months ended March 31, 2012 to $256 in the three months ended March 31, 2013.

Net loss per share was $0.00 for the three months ended March 31, 2012 and $0.15 for the three months ended March 31, 2013.   The weighted average shares were 2,419,600 in the three months ended March 31, 2012 and March 31, 2013.

Results of Operations for nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.

Revenues for the nine months ended March 31, 2013 and for the nine months ended March 31, 2012 were $-0- respectively for both periods.

Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $350,178, from $24,858 in the nine months ended March 31, 2012 to $375,036 in the nine months ended March 31, 2013.

Interest expense decreased by $1,519, from $1,775 in the three months ended March 31, 2012 to $256 in the three months ended March 31, 2013.

Net loss per share was $0.01 for the nine months ended March 31, 2012 and $0.16 for the nine months ended March 31, 2013.   The weighted average shares were 2,419,600 in the nine months ended March 31, 2012 and March 31, 2013.

As of March 31, 2013, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also an officer and principal stockholder of Highlight Networks, Inc., loaned the Company approximately $6,879, $3,684, and $2,900, during years ended June 30, 2012, 2011, and 2010, respectively, which totaled $13,464. These notes accrued simple interest annually at 18%, were unsecured and due on demand. On April 27, 2012, the Company repaid the total principal due of $13,464 plus accrued interest of 3,676, for a total payment of $17,140. As of March 31, 2013 the Company owes $0.

In 2013, the Company entered into promissory note agreements with related parties, Friction & Heat LLC and Joseph Passalaqua. The promissory notes are unsecured, bear simple interest at 10% per annum and are due on demand. As of March 31, 2013 the Company currently owes $27,970 in principal on these notes, with interest accrued of $256.

Net cash used in operating activities was $38,701 during the nine-month period ended March 31, 2013.

Net cash provided by investing activities was $0 during the nine-month period ended March 31, 2013.

Net cash provided by financing activities was $27,970 during the nine-month period ended March 31, 2013.

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

Common Stock

Highlight Networks, Inc. is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2012, 2,419,600 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

On January 1, 2013 the company committed to issue 175,000 shares of common stock under a consulting agreement valued at $332,500, based upon the closing price of our common stock of $1.90 on January 1, 2013.

As of March 31, 2013, there were 2,419,600 shares of Highlight Networks, Inc. $0.001 par value common stock outstanding and 150,000,000 share of common stock authorized

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

On March 31, 2013, Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified by the Chief Executive Officer and Chief Financial Officer in their evaluation as of March 31, 2013 relates to the lack of proper segregation of duties and lack of audit committee oversight. The Company believes that the lack of proper segregation of duties lack of audit committee oversight is due to the Company’s limited resources. Upon the acquisition of adequate capital the Company intends to remediate the deficiencies through the deployment of additional personnel and implementation of an audit committee.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of March 31, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended March 31, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101*                              Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended March 31, 2013

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

Dated: May 9, 2013

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