Form 10-K
period 2013-06-30
HighLight Networks, Inc.
filed 2013-09-27
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended June 30, 2013

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

[ ] Yes  [X] No

As of September 27, 2013 there were outstanding 2,894,600 shares of Highlight Networks, Inc.'s common stock, par value $.001 per share (the "Common Stock").

2

HIGHLIGHT NETWORKS, INC.

Form 10-K

Report for the Fiscal Year
Ended June 30, 2013

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

The Company

The Company was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year end. The Company commenced its principal revenue producing activities during 2013 and generated revenue of $48,819 during the year ended June 30, 2013.

On March 11, 2013, EZ Recycling, Inc. was formed and incorporated to serve as a wholly owned subsidiary of Highlight Networks, Inc. EZ Recycling is incorporated in the State of Nevada. All inter-company balances and transactions are eliminated in consolidation.

Nature of Business and Inventory

The Company is a development stage company. In 2013 the Company announced a new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste. In 2013 the company purchased scrap metal and used circuit boards that are for the purpose of sending these items out for recycling, refining and processing and the Company bought and sold items on EBAY.

As of June 31, 2013, the company has recognized $48,819 in revenue and $53,638 in COGS from the processing, recycling, refining or sale of inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of June 30, 2013, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

Plan of Operation

The Company is in engaged in the business of electronic recycling. At present the Company has a letter of intent to acquire an existing electronic recycler and then expand its low and medium grade electronics into recycling of high end electronic equipment and board recycling. Depending on the future capital raised the company will continue to expand the Target’s current business and continue to acquire additional recycling locations.

In addition, HNET intends to development a network of independent recyclers to collect e-waste on its behalf. Lastly, the HNET intends to contract with large manufactures and user of electronic equipment to clean and destroy hard drives and recycle the equipment in an environmentally safe manner.

The implementation of this plan will depend on the ability to raise capital. There is no assurance that the company will be available to raise the necessary capital or successfully implement the business plan.

Industry

Expanding legislation mandating proper disposal of e-waste and the protection of personal information, combined with the “green movement” and privacy concerns regarding data that may be resident on electronic devices, has created a need and a market for responsible e-waste disposition and data eradication services. 25 States have already passed some form of e-waste law and several others are actively pursuing legislation. In addition to privacy laws like HIPAA and Gramm Leach Bliley, intended to protect medical record and consumer privacy, recently a new law was introduced banning the unlocking of cell phones to protect data contained in their memory demonstrating awareness and fears associated with identity theft are increasing.

The FTC estimates that as many as 9 million of us have our identity stolen each year. It’s topped the list of consumer complaints filed with the agency for the past 12 years running, garnering about 15% of all complaints. And new research from ID Analytics shows that there are roughly 10,000 identity theft rings in the United States involved in this fast-growing illegal enterprise.

Now, the latest movement in the e-scrap recycling industry is to reduce or eliminate the exporting of e-scrap to developing countries. Newsweek, 60-Minutes and other media outlets as well as activist organizations are targeting e-scrap exporters in an effort to stop this potential threat to human health and the environment in countries that don’t have the infrastructure to protect themselves.

In July of 2011 the Federal government released the INTERAGENCY TASK FORCE ON ELECTRONICS STEWARDSHIP initiative sponsored by the White Houses’ National Strategy for Electronics Stewardship. Among other things the Federal government commits to “Increase Safe and Effective Management and Handling of Used Electronics in the United States” and to “Reduce Harm from US Exports of E-Waste and Improve Safe Handling of Used Electronics in Developing Countries and stated categorically that “the Federal Government will Lead By Example”, in response the Feds announced that they will now only work with “Certified” recyclers. Immediately industry responded “Me Too”. This announcement resulted in an explosion of e-scrap companies rushing to gain certification. The two certifications that are currently recognized are e-Stewards by the Basal Action Network (BAN) and R2 sponsored by ISRI. Among many other compliance guidelines, the restriction or elimination of exports of certain types of e-scrap is restricted and specifically targeted non-OECD countries are off limits.

Here are some facts and figures recently released in the report from the U.S. International Trade Commission:

*Graph Source Document: USITC Publication 4379

  In 2011, the U.S. exported 757,721 tons of e-scrap.
  By weight, the largest end use of exported used electronics was "materials processing," with 323,772 tons of material sent to other countries for sorting, smelting, or refining. This category made up 43 percent of all end uses.
  The top five destinations for U.S. exports of e-scrap in 2011 were Mexico, India, Hong Kong, China and South Korea, accounting for 74 percent of exports.

In 2012, for the first time principles from one e-scrap Company were found guilty of illegally exporting to a non-OECD country and another major company is similarly under investigation. Both companies were certified but were found to be conducting business outside their certification agreements.

So, what does all this really mean? There is change occurring rapidly in the e-scrap industry, the new focus is to reduce risk liability and identity theft and exportation are perceived as the new target objectives for change and the integrity of the e-scrap industry is under close scrutiny.

What is the answer? The comprehensive Environmental Management Systems (R2 and e-Stewards) are designed to create a system by which the compliance to specific environmental and human health and safety standards, agreed to by industry stakeholders and government agencies, can be measured and compliance certified in order to give individuals and companies comfort that the various risks associated with the disposal of electronics assets are properly managed but, few things are quite as compelling to weary customers as seeing their fears dissolve as product is shredded and separated into fragments.

Competition

Competition

The end-of-life of the e-scrap business is divided into a few fundamental categories: ITAM, Brokers and Recyclers.

* Graph Source Document: USITC Publication 4379 provides a good overview of this complex supply chain.

ITAM

IT Asset Management is typically a fee for service business focuses on Reverse Logistics services, asset auditing and reselling of tested working products. ITAM companies typically downstream their scrap products to dismantler, shredders or exporters of e-scrap.

This model tends toward Fortune 500 companies with high intolerance for risk willing to pay for services.

Brokers

Many companies that hold themselves out as e-scrap end-of-life providers are in reality export brokers. The traditional broker merely pairs the seller with a buyer. However, new certification compliance initiatives will reduce the brokerage traffic by including language requiring product be transformed by method as part of the downstream vendor management process. Accordingly, brokers in e-waste will not capable of simply selling the material overseas but will require a recycler to handle the material.

Recyclers

Separated into two distinct types by technology and labor are dismantlers and shredders.

A dismantler separates the various components using physical labor. Hammers, drill guns and muscle are the tools of choice. While scalable, return on labor investment necessitates a homogenized stream of products for any efficiency, varied mixes and low value products (printers, docking stations, etc.) are virtually impossible to dismantle with a positive return for labor over commodity generated. Additionally, the ultimate disposition (death) of dismantled products is still in question to the risk sensitive customer and consumer requiring that they receive a certification that the information contained within the material is destroyed and the hardware is disposed of properly.

A shredder uses technology, replacing the high cost of labor, to separate products into their base commodities. This technology leaves no doubt that the disposition of the products and the risks associated to business proprietary or individual confidentiality are eliminated. This option is not available to many recyclers due to the cost of entry. AER is postured to handle both the destruction of sensitive information and the destruction of hardware.

Hybrid

A hybrid recycler employs numerous of these strategies to effectively manage the individual product streams to minimize risk, engender process confidence and environmental compliance while maximizing financial gain. AER has made the necessary investments in infrastructure and technology and is a hybrid recycler.

ITEM 2.     PROPERTIES

None

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.    MINING SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is listed for trading on the Over the Counter Bulletin Board under the symbol "HNET". Our shares have only experienced trading activity since June 2012. The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Quarter ended June 30, 2012	$4.25	$1.10

Quarter ended September 30, 2012	$1.90	$1.90

Quarter ended December 31, 2012	$1.90	$1.90

Quarter ended March 31, 2013	$1.95	$0.50

Quarter ended June 30, 2013	$3.00	$1.01

Dividends

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.

Holders of Record

On September 27, 2013, we had approximately 57 shareholders of record of our common stock and 2,894,600 shares issued and outstanding.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our consolidated balance sheet at June 30, 2013 compared to 2012 and consolidated statement of operations for the year ended June 30, 2013 compared to 2012.

	At June 30,
	2013	2012
Balance Sheet:
Cash	$50,010	$15,708
Total Assets	66,316	15,708
Total Liabilities	209,868	7,000
Total Stockholders’ Equity (Deficit)	$(143,552)	$8,708

	Years Ended June 30,
	2013	2012
Statement of Operations :
Revenue	$48,819	$—
Net Loss	(684,642)	(45,325)
Net Loss Per Share of Common Stock	$(0.27)	$(0.02)

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

Results of Operations for year ended June 30, 2013 compared to the year ended June 30, 2012

Revenues

Our total revenue increased by $48,819, from $0 the year ended June 30, 2012 to $48,819 in the year ended June 30, 2013. The Company generated no sales revenue in the year ended June 30, 2012. As of June 30, 2013, the principal revenue was from recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

Cost of Goods Sold

Our overall cost of goods sold increased by $53,638, from $0 the year ended June 30, 2012 to $53,638 in the year ended June 30, 2013. The Company had no costs of goods sold related to sales revenue in the year ended June 30, 2012. As of June 30, 2013, the principal costs of goods sold related to the ongoing operations are treatment, refining and assay fees from the metal recycling process.

Operation and Administrative Expenses

Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $633,269, from $43,371 in the year ended June 30, 2013 to $676,640 in the year ended June 30, 2013.

Interest expense increased by $1,229, from $1,954 in the year ended June 30, 2012 to $3,183 in the year ended June 30, 2013.

Net loss per share was $0.02 for the year ended June 30, 2012 and $0.27 for the year ended June 30, 2013. The weighted average shares outstanding were 2,419,600 for the year ended June 30, 2012 and 2,517,545 for the year ended June 30, 2013.

As of June 30, 2013, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $45,325 for the year ended June 30, 2012 as compared to a net loss of $684,642 for the year ended June 30, 2013.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of June 30, 2012, the Company had total current assets of $15,708 and total current liabilities of $7,000, resulting in working capital of $8,708. As of June 30, 2013, the Company had total current assets of $66,316 and total current liabilities of $209,868, resulting in a working capital deficit of $143,552.

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

Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also an officer and principal stockholder of Highlight Networks, Inc., loaned the Company $2,900, $3,684 and $6,880 during years ended June 30, 2012, 2011, and 2010, respectively, which totaled $13,464. These notes were unsecured, accrued simple interest annually at 18% and were due on demand. On April 27, 2012, the Company repaid the total principal due of $13,464 plus accrued interest of $3,676, for a total payment of $17,140.

In 2013, the Company borrowed an aggregate of $161,230 under promissory notes with related parties, Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is a managing member of Friction & Heat. The promissory notes and unsecured, bear simple interest at 10% per annum and are due on demand. As of June 30, 2013, the aggregate unpaid principal on these notes was $161,230, with interest accrued of $3,183.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of June 30, 2013 the unpaid amount on the advance was $100.

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

Stock Based Compensation.

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).

The Company accounts for share based payments to nonemployees in accordance with FASB ASC 505-50. The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received.

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

No common shares were issued during the year ended June 30, 2012.

On April 17, 2013, the Company issued 175,000 shares of common stock to a nonemployee for consulting services valued at $262,500.

On April 15, 2013, the Company granted an aggregate of 300,000 common shares to officers of the Company for services to be rendered. 150,000 shares vested immediately on April 15, 2013 and 150,000 shares vest on May 1, 2014. The shares were valued at $450,000 of which $269,882 was recognized during the year ended June 30, 2013 and $180,118 will be recognized over the remaining vesting period.

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

Financial statements table of contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Highlight Networks, Inc.

Liverpool, New York

We have audited the accompanying consolidated balance sheet of Highlight Networks, Inc and its subsidiary. (collectively, the “Company”) as of June 30, 2013 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlight Networks, Inc. and its subsidiary as of June 30, 2013 and the results of their operations and their cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated net losses since its inception and has a working capital deficit as of June 30, 2013. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 27, 2013

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred a $147,178 cumulative loss from operations, consumed approximately $50,861 of cash from current operating activities, has no revenues, and requires additional financing in order to finance its business activities through June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

September 27, 2012

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS
Current Assets:
Cash	$50,010	$15,708
Accounts receivable	1,182	—
Prepaid expenses	2,055	—
Inventory	13,069	—
Total Current Assets	66,316	15,708

Total Assets	$66,316	$15,708

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$40,855	$—
Accrued expenses	7,683	7,000
Due to related parties	161,330	—
Total Current Liabilities	209,868	7,000

Stockholders' (Deficit) Equity:
Common stock; $.001 par value; 150,000,000 shares authorized;
2,894,600 and 2,419,600 shares issued and outstanding as of
June 30, 2013 and 2012, respectively	2,895	2,420
Additional paid-in capital	685,373	153,466
Accumulated deficit	(831,820)	(147,178)
Total Stockholders' (Deficit) Equity	(143,552)	8,708

Total Liabilities and Stockholders' (Deficit) Equity	$66,316	$15,708

The accompanying notes are an integral part of these consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2013	2012

Revenue	$48,819	$—
Cost of goods sold	(53,638)	—
Gross loss	(4,819)	—

Operating Expenses:
Consulting expense	532,382	—
General and administrative	112,258	43,371
Rent expense	32,000	—
Total Operating Expenses	676,640	43,371

Loss from Operations	(681,459)	(43,371)

Other Expenses:
Interest expense	(3,183)	(1,954)

Net Loss	$(684,642)	$(45,325)

Net loss per share - basic and diluted	$(0.27)	$(0.02)

Weighted average shares outstanding - basic and diluted	2,517,545	2,419,600

The accompanying notes are an integral part of these consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED JUNE 30, 2013 AND 2012

			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
Balances at June 30, 2011	2,419,600	$ 2,420	$ 153,466	$ (101,853)	$ 54,033

Net loss	-	-	-	(45,325)	(45,325)

Balances at June 30, 2012	2,419,600	2,420	153,466	(147,178)	8,708

Stock issued for services	475,000	475	531,907	-	532,382

Net loss	-	-	-	(684,642)	(684,642)

Balances at June 30, 2013	2,894,600	$ 2,895	$ 685,373	$ (831,820)	$ (143,552)

The accompanying notes are an integral part of these consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(684,642)	$(45,325)
Adjustments required to reconcile net loss
to net cash used in operating expenses:
Stock issued for services	532,382	—
Changes in operating assets and liabilities:
Accounts receivable	(1,182)	—
Inventory	(13,069)	—
Prepaid expenses	(2,055)	—
Accounts payable and accrued expenses	41,538	5,028
Net cash used in operating activities	(127,028)	(40,297)

Cash flows from financing activities
Proceeds from related party debt borrowings	161,330	2,900
Payments on related party debt borrowings	—	(13,464)
Net cash provided by financing activities	161,330	(10,564)

Net increase (decrease) in cash	34,302	(50,861)
Cash at beginning of period	15,708	66,569
Cash at end of period	$50,010	$15,708

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$3,676
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

HIGHLIGHT NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and summary of significant accounting policies

Organization and Nature of Business

Highlight Networks, Inc. (“the Company”) was formed on June 21, 2007 as a Nevada corporation. During 2013, the Company began new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste. The Company commenced its principal revenue producing activities during 2013 and generated revenue of $48,819 during the year ended June 30, 2013.

The Company’s principal executive offices are located at 7325 Oswego Road Liverpool, NY 13090. As of February 19, 2013 the Company also has a rental agreement for a warehouse property located at 6 Alder East Syracuse, NY 13057. Our telephone number is (315) 451-4722.

Principles of Consolidation

On March 11, 2013, EZ Recycling, Inc was formed and incorporated to serve as a wholly owned subsidiary of Highlight Networks, Inc. EZ Recycling is incorporated in the State of Nevada. All inter-company balances and transactions are eliminated in consolidation. The Company has a June 30 year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Allowance for Doubtful Accounts

Accounts Receivable was $1,182 and $0 as of June 30, 2013 and 2012, respectively. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2013 and 2012, the Company has determined an allowance for doubtful accounts is not necessary.

Inventory

As of June 30, 2013, the company had 8,017 lbs. of scrap metal and used circuit boards in inventory and has recognized $48,400 in revenue from the processing, recycling, refining or sale of inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of June 30, 2013, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

As of June 30, 2013, the company had 446 items of EBAY merchandise in inventory and has recognized $419 in revenue from the sale of this merchandise in inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of June 30, 2013, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

Inventory consisted of the following finished goods as of June 30, 2013 and 2012:

	June 30,	June 30,
	2013	2012
EBAY merchandise	$6,186	$—
Scrap metal	6,883	—
Total inventory	$13,069	$—

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605 when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the selling price is fixed or determinable, and collection is reasonably assured and there are no further obligations to customers. Revenue is recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. For cash received in advance for goods, the Company records a liability classified as deferred revenue. As of June 30, 2013 and 2012, there was no deferred revenue.

Concentrations

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company had cash and cash equivalents of $50,010 and $15,708 as of June 30, 2013 and 2012, respectively, all of which was fully covered by federal depository insurance.

During the year ended June 30, 2013, 84% of the Company’s revenue was generated from a single customer.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company recorded stock-based compensation to employees of $269,882 and $0 during the years ended June 30, 2013 and 2012, respectively.

The Company accounts for share based payments to nonemployees in accordance with FASB ASC 505-50. The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received. The Company stock compensation to nonemployees of recorded $262,500 and $0 during the years ended June 30, 2013 and 2012, respectively.

Net Loss per Common Share

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

Reclassifications

Certain reclassifications have been made to the 2012 consolidated financial statements to conform to the June 30, 2013 presentation.

Recently Adopted Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Note 2—Going concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has incurred net losses of $831,820 for the period from June 21, 2007 (inception) to June 30, 2013, has an accumulated deficit and a working capital deficit as of June 30 2013, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Note 3—Related party transactions

Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also an officer and principal stockholder of Highlight Networks, Inc., loaned the Company $2,900, $3,684 and $6,880 during years ended June 30, 2012, 2011, and 2010, respectively, which totaled $13,464. These notes were unsecured, accrued simple interest annually at 18% and were due on demand. On April 27, 2012, the Company repaid the total principal due of $13,464 plus accrued interest of $3,676, for a total payment of $17,140.

In 2013, the Company borrowed an aggregate of $161,230 under promissory notes with related parties, Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is a managing member of Friction & Heat. The promissory notes and unsecured, bear simple interest at 10% per annum and are due on demand. As of June 30, 2013, the aggregate unpaid principal on these notes was $161,230, with interest accrued of $3,183.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of June 30, 2013 the unpaid amount on the advance was $100.

Note 4—Common stock transactions

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share.

No common shares were issued during the year ended June 30, 2012.

On April 17, 2013, the Company issued 175,000 shares of common stock to a nonemployee for consulting services valued at $262,500.

On April 15, 2013, the Company granted an aggregate of 300,000 common shares to officers of the Company for services to be rendered. 150,000 shares vested immediately on April 15, 2013 and 150,000 shares vest on May 1, 2014. The shares were valued at $450,000 of which $269,882 was recognized during the year ended June 30, 2013 and $180,118 will be recognized over the remaining vesting period.

Note 5—Income taxes

The Company had no income tax expense (benefit) for the years ended June 30, 2013 and 2012. At June 30, 2013, the Company’s accumulated net operating loss carry-forwards for federal and state income purposes was approximately $298,000. These losses are available for future years and expire through June 2032. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

At June 30, 2013 and 2012, the Company had deferred tax assets of approximately $104,000 and $47,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. The Company has determined it more likely than not that these timing differences will not materialize and provided a full valuation allowance against all of the deferred tax assets.

Note 6—Commitments

On January 1, 2013, the Company entered into a 3 year consulting agreement. Pursuant to the terms of the agreement, the Company committed to issue 175,000 common shares to the consultant upon execution of the agreement (see Note 4) and the Company committed to paying a cash commission equal to 8% of the gross sales of all merchandise and scrap products shipped and sold under any contract arranged by the consultant over the term of the agreement.

On February 19, 2013, the Company entered into a lease agreement beginning March 1, 2013 to rent the property at 6 Alder Drive East Syracuse, New York 13057. The monthly rent under the agreement is $8,000, along with utilities and waste management incurred by the Company in the use of the facility. The initial term of the lease agreement is 5 years.

Note 7—Subsequent events

On July 12, 2013, the Company paid $44,000 to a related party, Friction & Heat LLC. The amount was first applied to any accrued interest due to date, with the remaining amount then applied to the principal of previous promissory note agreements with the related party, Friction & Heat LLC.

On July 16, 2013, the Company Amended the Articles of Incorporation to state that the Company is authorized to issue 20,000,000 shares of Preferred Stock. The Amendment was effective when the Certificate of Amendment was filed with the Secretary of the State of Nevada on July 18, 2013.

In July, August and September 2013, the Company entered into promissory note agreements with a related party, Friction & Heat LLC, for an additional total of $56,500. The notes are unsecured, bear interest at 10% per annum and are due on demand.

On September 3, 2013, the Company converted all outstanding notes to Friction & Heat into five separate convertible notes in the amounts of; $70,207, $20,225, $25,800, $13,000 and $37,000. The notes are unsecured, bear interest at 10% per annum, mature on April 30, 2014, May 31, 2014, June 30, 2014, July 31, 2014, and August 31, 2014, respectively and are all convertible into common stock of the Company at $0.001 per share.

On September 3, 2013, the company converted the outstanding note due to Joseph C. Passalaqua into a convertible note in the amount of $4,500. The note is unsecured, bears interest at 10% per annum, matures on January 22, 2014 and is convertible into common stock of the Company at $0.001 per share.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above and are not effective

On June 30, 2013, Our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties
-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred as of June 30, 2013 during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do not have proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, MaloneBailey, LLP, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, MaloneBailey, LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In 2012, Anthony E. Lombardo resigned as the Company’s President, Chief Executive Officer, and Director of the Company and Damion D. Glushko resigned as Secretary, Chief Financial Officer, and Director of the Company. Alfonso Knoll was appointed as President, Chief Executive Officer and Director of the Company and Joseph C. Passalaqua was appointed Secretary, Chief Financial Officer and Director of the Company.

In 2013, Alfonso Knoll was appointed President and Director and Joseph Passalaqua was appointed Secretary and Director of EZRecycling, Inc., the newly formed, wholly owned subsidiary of Highlight Networks. Danny Mendelson was appointed CEO of EZRecycling, Inc.

In the year ended June 30, 2013, Richard Weaver and Danny Mendelson were both appointed as Vice Presidents of Highlight Networks.

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

(b)	Appointment of Directors and Officers

During 2012 and 2013, the following persons were appointed as our officers and directors.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
Alfonso Knoll	37	President, Chief Executive Officer and Director
Joseph C. Passalaqua	63	Secretary; Chief Financial Officer and Director
Danny Mendelson	61	Vice President
Richard Weaver	71	Vice President

Alfonso Knoll, CEO, President, and Director

Alfonso C. Knoll has been President of Terra Silex Holdings, LLC, a private venture capital firm since December 2001. He was acting CEO of Mountain Top Properties, Inc., a company engaged in the business of Real Estate Investment and Management from December 2006 to December 2011. He has been president of Bullfly Trading Company, Inc. since December 2005. Mr. Knoll was CEO and president of Endeavor Power Corp., Inc. from November 2010 to May 2011 and Rock Ridge Resources, Inc. since May 2012. Mr. Knoll is a graduate of Wesley College and has attended Franklin and Marshall College and Widener University School of Law. Mr. Knoll is also currently President and Director of EZRecycling, Inc., the wholly owned subsidiary of Highlight Networks.

Mr. Knoll does not have a family relationship with any of the officers or directors of the Company and there are no compensation arrangements or any related party transactions to disclose.

Joseph C. Passalaqua, CFO, Secretary, and Director

Mr. Passalaqua has been the president and a director of Biolog, Inc. on February 21, 2011. He was the president, treasurer and a director of Hardwired Interactive, Inc. from October 2010 to November 2011. He was the secretary and director of Pegasus Tel, Inc. from July 2010 until March 2011 and January 2012 to March 2012. He became president and a director of Plantation Lifecare Developers, Inc. in February 2009. He was the Secretary of Digital Utilities Ventures, Inc. from March 2009 through July 2010. Previously, Mr. Passalaqua owned Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac, Buick, GMC Truck Center dealerships until July 2008. Mr. Passalaqua is also currently Secretary and Director of EZRecycling, Inc., the wholly owned subsidiary of Highlight Networks.

Mr. Passalaqua does not have a family relationship with any of the officers or directors of the Company and there are no compensation arrangements or any related party transactions to disclose.

Danny Mendelson, Vice-President

Danny Mendelson, 61, was employed for the past five years by Wise Metals Group LLC as it Executive Vice-president and Chief Strategic Officer. He holds degrees from the University of Michigan (BBA), Detroit College of Law (JD) and Georgetown University Law Center (LLM). Mr. Mendelson is also currently CEO of EZRecycling, Inc., the wholly owned subsidiary of Highlight Networks.

Mr. Mendelson does not have a family relationship with any of the officers or directors of the Company and there are no compensation arrangements or any related party transactions to disclose.

Richard M. Weaver, Vice-President

Richard M. Weaver, 71, was employed by Wise Metals Group LLC as Executive Vice-President for Non-core business, 2008-2012, and as Executive Vice-president for Corporate Development, 2011-2102.

Mr. Weaver does not have a family relationship with any of the officers or directors of the Company and there are no compensation arrangements or any related party transactions to disclose.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the all executive officers of the Company as of June 30, 2012 and June 30, 2013. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Current Officers:
Alfonso Knoll President/CEO/Director	2012-2013	-0-	-0-	-0-	-0-	-0-

Joseph C. Passalaqua Secretary/CFO/Director	2012-2013	-0-	-0-	-0-	-0-	-0-

Danny Mendelson Vice President	2013	-0-	-0-	-0-	-0-	-0-

Richard Weaver Vice President	2013	-0-	-0-	-0-	-0-	-0-

Former Officers:
Anthony E. Lombardo
President/Director/CEO	2011-2012	-0-	-0-	-0-	-0-	-0-

Damion D. Glushko
Secretary/Director/CFO	2011-2012	-0-	-0-	-0-	-0-	-0-

Options/Stock Appreciation Rights

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2013 or for the previous year ended June 30, 2012.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2013 and the same period ending June 30, 2012.

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

The following two tables presents certain information regarding beneficial ownership of our common stock for the years ended June 30, 2013 and June 30, 2012 by each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors, each named executive officer and all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares show.

The following table presents certain information regarding beneficial ownership of our common stock as of

June 30, 2013:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding
Infanto Holdings, Corp	2,000,000	69%

Alfonso Knoll President, CEO, Director	-0-	0%

Joseph C. Passalaqua Infanto Holdings Corp. Secretary, CFO, Director	2,000,000	69%

Richard Weaver Vice President	150,000	6%

Danny Mendelson Vice President	150,000	6%

Officers and Directors as a Group	2,300,000	80%

*2,894,600 shares of outstanding common stock as of June 30, 2013

The following table presents certain information regarding beneficial ownership of our common stock as of

June 31, 2012:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding
Infanto Holdings, Corp	2,000,000	83%

Alfonso Knoll President; CEO; Director	-0-	0%

Joseph C. Passalaqua Infanto Holdings Corp. Secretary; CFO; Director	2,000,000	83%

Officers and Directors as a Group	2,000,000	83%

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

During 2010, in connection with the change of control and pursuant to the Purchase Agreement, Perry D. West resigned as the Company’s President, Chief Executive Officer, and Director of the Company. Anthony E. Lombardo was appointed as President, Chief Executive Officer, and Director and Damion D. Glushko was appointed as Secretary and Director.

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

During 2013, Richard Weaver and Danny Mendelson were both appointed as Vice Presidents of Highlight Networks.

In 2013, Alfonso Knoll was appointed President and Director and Joseph Passalaqua was appointed Secretary and Director of EZRecycling, Inc., the newly formed, wholly owned subsidiary of Highlight Networks. Danny Mendelson was appointed CEO of EZRecycling, Inc.

None of the following parties has, since commencement of our fiscal years ended June 30, 2013 and June 30, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

 ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)    Audit Fees:  The Company’s previous principal accountant, Patrick Rodgers, CPA has billed $5,500 for Audit services for the year ended June 30, 2012. The Company’s current principal accounting firm, Malone Bailey LLP has billed $4,500 for Audit services for the year ended June 30, 2013.

(2)    Audit Related Fees:              None

(3)    Tax Fees:                            None

(4)    All Other Fees:                   None

PART  IV

 ITEM 15.  EXHIBITS

EXHIBIT 31.1	Highlight Networks, Inc. Certification of Chief Executive Officer Pursuant to Section 302.
EXHIBIT 31.2	Highlight Networks, Inc. Certification of Chief Financial Officer Pursuant to Section 302.
EXHIBIT 32.1	Highlight Networks, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Highlight Networks, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files for Highlight Networks, Inc. 10K for the Year Ended June 30, 2013
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

HIGHLIGHT NETWORKS, INC.

Date: September 27, 2013

by: /s/ Alfonso Knoll

Alfonso Knoll

President; Chief Executive Officer and Director

by: /s/ Joseph C. Passalaqua

Joseph C. Passalaqua

Secretary; Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

by: /s/ Alfonso Knoll

Alfonso Knoll

President; Chief Executive Officer and Director

(Principal Executive Officer)

by: /s/ Joseph C. Passalaqua

Joseph C. Passalaqua

Secretary; Chief Financial Officer and Director

(Principal Financial Officer)

