Form 10-Q
period 2013-09-30
HighLight Networks, Inc.
filed 2013-11-08
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

[ ] Yes  [X] No

There are 2,942,600 shares of Highlight Networks, Inc. $0.001 par value common stock outstanding as of the report date of September 30, 2013 and 2,942,600 $0.001 par value common stock outstanding as of the filing date of November 8, 2013.

1

HIGHLIGHT NETWORKS, INC.
SEPTEMBER 30, 2013

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2013	2013
ASSETS
Current Assets:
Cash	$5,629	$50,010
Accounts receivable	7,242	1,182
Prepaid expenses	2,055	2,055
Inventory	10,899	13,069
Total Current Assets	25,825	66,316

Total Assets	$25,825	$66,316

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$69,824	$40,855
Accrued expenses	8,169	7,683
Advances from related party	100	100
Convertible notes to related parties, net of unamortized discounts
of $112,516 and $0, respectively	73,216	—
Notes payable to related parties	—	161,230
Total Current Liabilities	151,309	209,868

Stockholders' Deficit:
Preferred Stock- $.001 par value; 20,000,000 shares authorized;
no shares outstanding as of September 30, 2013 and June 30, 2013	—	—
Common Stock- $.001 par value; 150,000,000 shares authorized;
2,942,600 shares outstanding as of September 30, 2013 and
2,894,600 shares outstanding as of June 30, 2013	2,943	2,895
Additional paid-in capital	936,197	685,373
Accumulated deficit	(1,064,624)	(831,820)
Total Stockholders' Deficit	(125,484)	(143,552)

Total Liabilities and Stockholders' Deficit	$25,825	$66,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012

Revenue	$7,302	$—
Cost of goods sold	(2,840)	—
Gross profit	4,462	—

Operating Expenses:
Consulting expense	73,220	—
General and administrative	124,350	3,783
Rent expense	24,000	—
Total Operating Expenses	221,570	3,783

Loss from Operations	(217,108)	(3,783)

Other Expenses:
Interest expense	(15,696)	—

Net Loss	$(232,804)	$(3,783)

Net loss per share - basic and diluted	$(0.08)	$(0.00)

Weighted average shares outstanding - basic and diluted	2,900,861	2,419,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	Common		Additional		Total
	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balances at June 30, 2013	2,894,600	$2,895	$685,373	$(831,820)	$(143,552)

Stock issued for services	48,000	48	72,672	—	72,720

Debt discount due to beneficial conversion feature	—	—	123,821	—	123,821

Stock-based compensation	—	—	54,331	—	54,331

Net loss	—	—	—	(232,804)	(232,804)

Balances at September 30, 2013	2,942,600	$2,943	$936,197	$(1,064,624)	$(125,484)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012

Cash flows from operating activities
Net Loss	$(232,804)	$(3,783)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Amortization of debt discounts	11,305	—
Stock-based compensation	127,051	—
Changes in operating assets and liabilities:
Accounts receivable	(6,060)	—
Inventory	2,170	—
Prepaid expenses	—	—
Accounts payable and accrued expenses	29,455	—
Net cash used in operating activities	(68,883)	(3,783)

Cash flows from financing activities
Proceeds from notes payable to related parties	50,000	—
Proceeds from convertible notes to related parties	15,000
Payments on notes payable to related parties	(40,498)	—
Net cash provided by financing activities	24,502	—

Net decrease in cash	(44,381)	(3,783)
Cash at beginning of period	50,010	15,708
Cash at end of period	$5,629	$11,925

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—

Noncash investing and financing activities:
Debt discount due to beneficial conversion feature	$123,821	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Organization and Basis of Presentation

Organization and Basis of Presentation

The accompanying consolidated financial statements are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements as reported in Form 10K.  The results of operations for the three month period ended September 30, 2013 are not necessarily indicative of the operating results for the full year ended June 30, 2014.

The Company was formed on June 21, 2007 as a Nevada corporation. In 2013 the Company has commenced operations and is no longer considered a development stage company. The Company has a June 30 year end.

On March 11, 2013, EZ Recycling, Inc was formed and incorporated to serve as a wholly owned subsidiary of Highlight Networks, Inc. EZ Recycling is incorporated in the State of Nevada. All inter-company balances and transactions are eliminated in consolidation.

Nature of Business

In 2013 the Company announced a new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste. During 2013, the Company began its new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

The Company’s principal executive offices are located at 7325 Oswego Road Liverpool, NY 13090. As of February 19, 2013 the Company also has a rental agreement for a warehouse property located at 6 Alder East Syracuse, NY 13057. Our telephone number is (315) 451-4722.

Inventory

In the three months ended September 30, 2013, the company had ending inventory of 5,820 lbs. of scrap metal and used circuit boards and recognized $7,242 in revenue from the processing, recycling, refining or sale of inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of September 30, 2013, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

In the three months ended September 30, 2013, the company had ending inventory of 444 items of EBAY merchandise and recognized $60 in revenue from the sale of merchandise in inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of September 30, 2013, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

Inventory consisted of the following finished goods as of September 30, 2013 and June 30, 2013:

	September 30,	June 30,
	2013	2013
EBAY merchandise	$ 6,084	$ 6,186
Scrap metal	4,815	6,883
Total inventory	$ 10,899	$ 13,069

Note 2—Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $1,064,624 for the period from June 21, 2007 (inception) to September 30, 2013, has an accumulated deficit, has recurring losses, has no revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

On February 19, 2013, the Company entered into a lease agreement beginning March 1, 2013 to rent the property at 6 Alder Drive East Syracuse, New York 13057. The monthly rent under the agreement is $8,000, along with utilities and waste management incurred by the Company in the use of the facility. The initial term of the lease agreement is 5 years. As of September 30, 2013 the Company owes $56,000 under this lease.

Note 4—Related Party Transactions

During September 2013, the Company modified its outstanding note agreements, with an aggregate principal amount of $170,732, with related parties, Friction & Heat LLC and Joseph Passalaqua whereby a conversion option was added. The promissory notes were originally unsecured, bore simple interest at 10% per annum and were due on demand. The Company also borrowed $50,000 from these related parties under notes with the same terms during the three months ended September 3013. In September 2013, these loans were modified into convertible notes that are unsecured, mature 1 year from the date of the note and bear simple interest at 10% per annum. The notes are convertible into common stock at 60% of the average of the lowest 3 trading prices during the 10 days preceding the date of conversion. The note holders have agreed to not convert into more common shares than the Company has available and authorized at any time. The Company also borrowed $15,000 under convertible notes with these same terms during the three months ended September 30, 2013. As of September 30, 2013, the aggregate unpaid principal under these convertible notes was $185,732.

The Company evaluated the modification and determined it qualified as an extinguishment of debt due to a substantive conversion option being added. The Company then evaluated the convertible notes under ASC 815 and determined the notes do not qualify as derivative liabilities. The Company then evaluated the notes for a beneficial conversion feature under ASC 470-20 as of the date of the notes and determined that beneficial conversion features existed. The aggregate intrinsic value of the beneficial conversion features was determined to be $123,821 and was recognized as a discount to the debt that is being amortized using the effective interest method over the life of the notes. During the three months ended September 30, 2013, amortization of $11,305 was recorded against the discounts. As of September 30, 2013, the aggregate unamortized discount on the notes was $112,516.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of September 30, 2013 the unpaid amount on the advance was $100.

Note 5— Equity

Highlight Networks, Inc. is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2013, a total of 2,942,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

On April 15, 2013, the Company granted an aggregate of 300,000 common shares to officers of the Company for services to be rendered. 150,000 shares vested immediately on April 15, 2013 and 150,000 shares vest on May 1, 2014. The shares were valued at $450,000 of which $269,882 was recognized during the year ended June 30, 2013. During the three month period ended September 30, 2013, an additional $54,331 was recognized and $125,787 will be recognized over the remaining vesting period.

On September 18, 2013, the company committed to issue 48,000 common shares under a consulting agreement. The shares were fully earned upon execution of the agreement and were valued using the closing stock price of the Company’s common stock at September 18, 2013. The Company recognized the full fair value of these shares of $72,720 as an expense during the three months ended September 30, 2013.

Note 6—Subsequent Events

On November 1, 2013, the Company entered into an agreement with a structuring agent wherein compensation will be 4,000,000 common shares. Of these shares, 1,000,000 are due upon execution and the remaining 3,000,000 are due when certain performance objectives are met.

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

Results of Operations for three months September 30, 2013 compared to the three months ended September 30, 2012

Revenues

Our total revenue increased by $7,302, from $0 in the three months ended September 30, 2012 to $7,302 in the three months ended September 30, 2013. The Company generated no sales revenue in 2012. As of September 30, 2013, the principal revenue was from recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

Cost of Goods Sold

Our overall cost of goods sold increased by $2,840, from $0 in the three months ended September 30, 2012 to $2,840 in the three months ended September 30, 2013. The Company had no costs of goods sold related to sales revenue in 2012. As of September 30, 2013, the principal costs of goods sold related to the ongoing operations are treatment, refining and assay fees from the metal recycling process.

Operation and Administrative Expenses

Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $120,567, from $3,783 in the three months ended September 30, 2012 to $124,350 in the three months ended September 30, 2013.

Interest expense increased by $15,696, from $0 in the three months ended September 30, 2012 to $15,696 in the three months ended September 30, 2013.

Net loss per share was $0.00 for the three months ended September 30, 2012 and $0.06 for the three months ended September 30, 2013. The weighted average shares outstanding were 2,419,600 for the three months ended September 30, 2012 and 2,900,861 for the three months ended September 30, 2013.

As of September 30, 2013, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $3,783 for the three months ended September 30, 2012 as compared to a net loss of $232,804 for the three months ended September 30, 2013.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of the year ended June 30, 2013, the Company had total current assets of $66,316 and total current liabilities of $209,868, resulting in working capital deficit of $143,552. As of September 30, 2013, the Company had total current assets of $25,825 and total current liabilities of $151,309, resulting in a working capital deficit of $125,484.

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

In 2013, the Company entered into Promissory note agreements with related parties, Friction & Heat LLC and Joseph Passalaqua. The promissory notes were unsecured, bear simple interest at 10% per annum and are due on demand. In September 2013, these loans were reclassified and are now held in multiple Convertible Promissory notes that are unsecured, payable a year from the signed note and bear simple interest at 10% per annum. As of September 30, 2013, the aggregate unpaid principal on these notes was $185,832, with interest accrued of $3,975. Highlight Networks evaluated the notes for a beneficial conversion feature under ASC 470-20 as of the date of the notes and determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $123,821 and was recognized as a discount to the debt that is being amortized using the effective interest method over the life of the notes. During the three months ended September 30, 2013, amortization of $11,305 was recorded against this discount.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of September 30, 2013 the unpaid amount on the advance was $100.

Net cash used in operating activities was $68,883 during the three-month period ended September 30, 2013.

Net cash provided by investing activities was $0 during the three-month period ended September 30, 2013.

Net cash provided by financing activities was $24,502 during the three-month period ended September 30, 2013.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses, and current shareholders' deficit, our independent auditor included an explanatory paragraph regarding concerns about out ability to continue as a going concern in his report on our annual financial statements for the year ended June 30, 2013.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditor.

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

Common Stock

Highlight Networks, Inc. is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2013, 2,942,600 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

On September 18, 2013, the company committed to issue 48,000 shares of common stock under a consulting agreement valued at $72,720, based upon the closing price of our common stock of $1.515 on September 18, 2013.

Preferred Stock

On July 16, 2013, the Company Amended the Articles of Incorporation to state that the Company is authorized to issue 20,000,000 shares of Preferred Stock. The Amendment was effective when the Certificate of Amendment was filed with the Secretary of the State of Nevada on July 18, 2013. As of September 30, 2013, there were 0 shares of Highlight Networks, Inc. $0.001 par value preferred stock outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of September 30, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended September 30, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults on Senior Securities

The Company has no outstanding Senior Securities.

Item 4. Mining Safety Disclosure

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT 31.1	Highlight Networks, Inc. Certification of Chief Executive Officer Pursuant to Section 302.
EXHIBIT 31.2	Highlight Networks, Inc. Certification of Chief Financial Officer Pursuant to Section 302.
EXHIBIT 32.1	Highlight Networks, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32.2	Highlight Networks, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended September 30, 2013
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 8, 2013

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

