Form 10-Q
period 2013-12-31
HighLight Networks, Inc.
filed 2014-02-14
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

[ ] Yes  [X] No

There are 13,942,600 shares of Highlight Networks, Inc. $0.001 par value common stock outstanding as of the report date of December 31, 2013 and 13,942,600 $0.001 par value common stock outstanding as of the filing date of February 14, 2014.

HIGHLIGHT NETWORKS, INC.
DECEMBER 31, 2013

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets As of December 31, 2013 As of June 30, 2013	4
	Unaudited Consolidated Statements of Operations For the three months ended December 31, 2013 and December 31, 2012 For the six months ended December 31, 2013 and December 31, 2012	5
	Unaudited Consolidated Statements of Stockholders’ Deficit For the six months ended December 31, 2013	6
	Unaudited Consolidated Statements of Cash Flows For the six months ended December 31, 2013 and December 31, 2012	7
	Unaudited Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mining Safety Disclosure	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

	SIGNATURES	18

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2013	2013
ASSETS
Current Assets:
Cash	$973	$50,010
Accounts receivable	430	1,182
Prepaid expenses	2,055	2,055
Inventory	10,948	13,069
Total Current Assets	14,406	66,316

Total Assets	$14,406	$66,316

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$109,992	$40,855
Accrued expenses	10,624	7,683
Advances from related party	100	100
Convertible notes to related parties, net of amortized discounts
of $92,144 and $0 respectively	131,038	—
Notes payable to related parties	—	161,230
Total Current Liabilities	251,754	209,868

Stockholders' Deficit
Preferred Stock- $.001 par value; 20,000,000 shares authorized;
no shares outstanding as of December 31, 2013 and June 30, 2013	—	—
Common Stock- $.001 par value; 150,000,000 shares authorized;
13,942,600 shares outstanding as of December 31, 2013 and
2,894,600 shares outstanding as of June 30, 2013	13,943	2,895
Additional paid-in capital	8,365,183	685,373
Accumulated deficit	(8,616,474)	(831,820)

Total Stockholders' Deficit	(237,348)	(143,552)

Total Liabilities and Stockholders' Deficit	$14,406	$66,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue	$—	$—	$7,302	$—
Cost of goods sold	(63)	—	(2,903)	—
Gross (loss) profit	(63)	—	4,399	—

Operating Expenses:
Consulting expense	7,363,971	—	7,437,191	—
General and administrative	115,959	4,519	240,279	8,302
Rent expense	24,000	—	48,000
Total Operating Expenses	7,503,930	4,519	7,725,470	8,302

Loss from Operations	(7,503,993)	(4,519)	(7,721,071)	(8,302)

Other Expenses:
Interest expense	(47,857)	—	(63,583)	—

Net Loss	$(7,551,850)	$(4,519)	$(7,784,654)	$(8,302)

Net loss per share - basic and diluted	$(0.84)	$(0.00)	$(1.31)	$(0.00)

Weighted average shares outstanding - basic and diluted	9,029,557	2,419,600	5,965,209	2,419,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
SIX MONTHS ENDED DECEMBER 31, 2013
(UNAUDITED)

	Common Stock	Paid-in	Additional Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Total Deficit
Balances at June 30, 2013	2,894,600	$2,895	$685,373	$(831,820)	$(143,552)

Stock issued for services	11,048,000	11,048	7,425,643	—	7,436,691

Debt discount due to beneficial conversion	—	—	145,990	—	145,990

Stock-based compensation	—	—	108,177	—	108,177

Net loss	—	—	—	(7,784,654)	(7,784,654)

Balances at December 31, 2013	13,942,600	$13,943	$8,365,183	$(8,616,474)	$(237,348)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2013	2012

Cash flows from operating activities
Net loss	(7,784,654)	(8,302)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Amortization of debt discounts	53,846	—
Stock-based compensation	7,544,868	—
Changes in operating assets and liabilities:
Accounts receivable	752	—
Inventory	2,121	—
Prepaid expenses	—	—
Accounts payable and accrued expenses	72,078	(4,000)
Net cash used in operating activities	(110,989)	(12,302)

Cash flows from financing activities
Proceeds from notes payable to related parties	50,000	—
Proceeds from convertible notes to related parties	52,450	—
Payments on notes payable to related parties	(40,498)	—
Net cash provided by financing activities	61,952	—

Net decrease in cash	(49,037)	(12,302)
Cash at beginning of period	50,010	15,708
Cash at end of period	$973	$3,406

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on related party notes payable	$—	$—
Related party notes payable	—	—

Non-cash investing and financing activities:
Debt discount due to beneficial conversion feature	$145,990	$—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements as reported in Form 10K.  The results of operations for the six month period ended December 31, 2013 are not necessarily indicative of the operating results for the full year ended June 30, 2014.

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

Inventory

In the six months ended December 31, 2013, the company had ending inventory of 6,475 lbs. of scrap metal and used circuit boards and recognized $7,242 in revenue from the processing, recycling, refining or sale of inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of December 31, 2013, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

In the six months ended December 31, 2013, the company had ending inventory of 444 items of EBAY merchandise and recognized $60 in revenue from the sale of merchandise in inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of December 31, 2013, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

Inventory consisted of the following finished goods as of December 31, 2013 and June 30, 2013:

	December 31,	June 30,
	2013	2013
EBAY merchandise	$6,084	$6,186
Scrap metal	4,864	6,883
Total inventory	$10,948	$13,069

Note 2—Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $8,616,474 for the period from June 21, 2007 (inception) to December 31, 2013, has an accumulated deficit, has recurring losses, has limited revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Note 3—Commitments

On January 1, 2013, the Company entered into a 3 year consulting agreement. Pursuant to the terms of the agreement, the Company issued 175,000 common shares to the consultant upon execution of the agreement and the Company committed to paying a cash commission equal to 8% of the gross sales of all merchandise and scrap products shipped and sold under any contract arranged by the consultant over the term of the agreement.

On February 19, 2013, the Company entered into a lease agreement beginning March 1, 2013 to rent the property at 6 Alder Drive East Syracuse, New York 13057. The monthly rent under the agreement is $8,000, along with utilities and waste management incurred by the Company in the use of the facility. The initial term of the lease agreement is 5 years. As of December 31, 2013 the Company owes $80,000 under this lease.

On November 1, 2013, the Company entered into an agreement with a structuring agent wherein compensation will be 4,000,000 common shares. Of these shares, 1,000,000 are earned upon execution of the agreement and the remaining 3,000,000 are earned in 1,000,000 share tranches when certain performance objectives are met (see Note 5).

Note 4—Related Party Transactions

During September 2013, the Company modified its outstanding note agreements, with an aggregate principal amount of $170,732, with related parties, Friction & Heat LLC and Joseph Passalaqua whereby a conversion option was added. The promissory notes were originally unsecured, bore simple interest at 10% per annum and were due on demand. The Company also borrowed $50,000 from these related parties under notes with the same terms during the six months ended September 3013. In September 2013, these loans were modified into convertible notes that are unsecured, mature 1 year from the date of the note and bear simple interest at 10% per annum. The notes are convertible into common stock at 60% of the average of the lowest 3 trading prices during the 10 days preceding the date of conversion. The note holders have agreed to not convert into more common shares than the Company has available and authorized at any time. The Company also borrowed $52,450 under convertible notes with these same terms during the six months ended December 31, 2013. As of December 31, 2013, the aggregate unpaid principal under these convertible notes was $223,182.

The Company evaluated the modification and determined it qualified as an extinguishment of debt due to a substantive conversion option being added. The Company then evaluated the convertible notes under ASC 815 and determined the notes do not qualify as derivative liabilities. The Company then evaluated the notes for a beneficial conversion feature under ASC 470-20 as of the date of the notes and determined that beneficial conversion features existed. The aggregate intrinsic value of the beneficial conversion features was determined to be $145,990 and was recognized as a discount to the debt that is being amortized using the effective interest method over the life of the notes. During the six months ended December 31, 2013, amortization of $53,846 was recorded against the discounts. As of December 31, 2013, the aggregate unamortized discount on the notes was $92,144.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of December 31, 2013 the unpaid amount on the advance was $100.

Note 5— Equity

Highlight Networks, Inc. is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2013, a total of 13,942,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

On April 15, 2013, the Company granted an aggregate of 300,000 common shares to officers of the Company for services to be rendered. 150,000 shares vested immediately on April 15, 2013 and 150,000 shares vest on May 1, 2014. The shares were valued at $450,000 of which $269,882 was recognized during the year ended June 30, 2013. During the six month period ended December 31, 2013, an additional $108,177 was recognized and $71,941 will be recognized over the remaining vesting period.

On September 18, 2013, the company issued 48,000 common shares under a consulting agreement. The shares were fully earned upon execution of the agreement and were valued using the closing stock price of the Company’s common stock at September 18, 2013. The Company recognized the full fair value of these shares of $72,720 as an expense during the six months ended December 31, 2013.

On November 1, 2013, the Company committed to issue 4,000,000 common shares in an agreement to a structuring agent. Of these shares, 1,000,000 were issued and fully earned upon execution of the agreement as compensation and the remaining 3,000,000 are due when certain performance objectives are met. The Company recognized the full fair value of the 1,000,000 shares issued and earned of $627,000 during the six months ended December 31, 2013. The fair value of the remaining 3,000,000 shares was determined to be $1,530,000 and it is being recognized over the expected successful completion date of the performance conditions of June 30, 2014. During the six months ended December 31, 2013, $466,971 was recognized as expense for the 3,000,000 shares.

On November 11, 2013, the Company issued 10,000,000 shares of common stock to the majority shareholder for consulting services. The shares were fully earned upon issuance. The Company recognized the full fair value of the 10,000,000 shares of $6,270,000, based upon the closing price of our common stock of $0.63 on November 11, 2013, during the six months ended December 31, 2013.

Note 6—Subsequent Events

In January 2014, the unsecured convertible notes that were due to a related party were modified whereby the conversion option was removed. These notes with an aggregate principal amount of $223,182 were reclassified in multiple promissory notes, bear simple interest at 10% per annum and are payable upon demand.

In January 2014, an additional $18,450 was loaned to the Company from a related party. The principal amount of $12,950 is held in a promissory note, bear simple interest at 10% per annum and is payable upon demand.

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

Results of Operations for the three months December 31, 2013 compared to the three months ended December 31, 2012

Revenues

Our total revenue was $0 in the three months ended December 31, 2012 and in the three months ended December 31, 2013. The Company generated no sales revenue in 2012. As of December 31, 2013, the principal revenue was from recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

Cost of Goods Sold

Our overall cost of goods sold increased by $63, from $0 in the three months ended December 31, 2012 to $63 in the three months ended December 31, 2013. The Company had no costs of goods sold related to sales revenue in 2012. As of December 31, 2013, the principal costs of goods sold related to the ongoing operations are treatment, refining and assay fees from the metal recycling process.

Operation and Administrative Expenses

Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $7,499,411, from $4,519 in the three months ended December 31, 2012 to $7,503,930 in the three months ended December 31, 2013.

Interest expense increased by $47,857, from $0 in the three months ended December 31, 2012 to $47,857 in the three months ended December 31, 2013 due mainly to the amortization of the beneficial conversion option debt discounts on the related party convertible debt.

Net loss per share was $0.00 for the three months ended December 31, 2012 and $0.84 for the three months ended December 31, 2013. The weighted average shares outstanding were 2,419,600 for the three months ended December 31, 2012 and 9,029,557 for the three months ended December 31, 2013.

As of December 31, 2013, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Results of Operations for the six months December 31, 2013 compared to the six months ended December 31, 2012

Revenues

Our total revenue increased by $7,302, from $0 in the six months ended December 31, 2012 to $7,302 in the six months ended December 31, 2013. The Company generated no sales revenue in 2012. As of December 31, 2013, the principal revenue was from recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

Cost of Goods Sold

Our overall cost of goods sold increased by $2,903, from $0 in the six months ended December 31, 2012 to $2,903 in the six months ended December 31, 2013. The Company had no costs of goods sold related to sales revenue in 2012. As of December 31, 2013, the principal costs of goods sold related to the ongoing operations are treatment, refining and assay fees from the metal recycling process.

Operation and Administrative Expenses

Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $7,717,168, from $8,302 in the six months ended December 31, 2012 to $7,725,470 in the six months ended December 31, 2013.

Interest expense increased by $63,583, from $0 in the six months ended December 31, 2012 to $63,583 in the six months ended December 31, 2013 due mainly to the amortization of the beneficial conversion option debt discounts on the related party convertible debt.

Net loss per share was $0.00 for the six months ended December 31, 2012 and $1.31 for the six months ended December 31, 2013. The weighted average shares outstanding were 2,419,600 for the six months ended December 31, 2012 and 5,965,209 for the six months ended December 31, 2013.

As of December 31, 2013, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $7,784,654 for the six months ended December 31, 2012 as compared to a net loss of $8,302 for the six months ended December 31, 2013.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of the year ended June 30, 2013, the Company had total current assets of $66,316 and total current liabilities of $209,868, resulting in working capital deficit of $143,552. As of December 31, 2013, the Company had total current assets of $14,406 and total current liabilities of $251,754, resulting in a working capital deficit of $237,348.

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

In 2013, the Company entered into Promissory note agreements with related parties, Friction & Heat LLC and Joseph Passalaqua. The promissory notes were unsecured, bear simple interest at 10% per annum and are due on demand. In September 2013, these loans were reclassified and are now held in multiple Convertible Promissory notes that are unsecured, payable a year from the signed note and bear simple interest at 10% per annum. As of December 31, 2013, the aggregate unpaid principal on these notes was $223,182, with interest accrued of $8,930. Highlight Networks evaluated the notes for a beneficial conversion feature under ASC 470-20 as of the date of the notes and determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $145,990 and was recognized as a discount to the debt that is being amortized using the effective interest method over the life of the notes. During the six months ended December 31, 2013, amortization of $53,846 was recorded against this discount.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of December 31, 2013 the unpaid amount on the advance was $100.

Net cash used in operating activities was $110,989 during the six-month period ended December 31, 2013.

Net cash provided by investing activities was $0 during the six-month period ended December 31, 2013.

Net cash provided by financing activities was $61,952 during the six-month period ended December 31, 2013.

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

Common Stock

Highlight Networks, Inc. is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2013, 13,942,600 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

On April 15, 2013, the Company granted an aggregate of 300,000 common shares to officers of the Company for services to be rendered. 150,000 shares vested immediately on April 15, 2013 and 150,000 shares vest on May 1, 2014. The shares were valued at $450,000 of which $269,882 was recognized during the year ended June 30, 2013. During the six month period ended December 31, 2013, an additional $108,177 was recognized and $71,941 will be recognized over the remaining vesting period.

On September 18, 2013, the company issued 48,000 common shares under a consulting agreement. The shares were fully earned upon execution of the agreement and were valued using the closing stock price of the Company’s common stock at September 18, 2013. The Company recognized the full fair value of these shares of $72,720 as an expense during the six months ended December 31, 2013.

On November 1, 2013, the Company committed to issue 4,000,000 common shares in an agreement to a structuring agent. Of these shares, 1,000,000 were issued and fully earned upon execution of the agreement as compensation and the remaining 3,000,000 are due when certain performance objectives are met. The Company recognized the full fair value of the 1,000,000 shares issued and earned of $627,000 during the six months ended December 31, 2013. The fair value of the remaining 3,000,000 shares was determined to be $1,530,000 and it is being recognized over the expected successful completion date of the performance conditions of June 30, 2014. During the six months ended December 31, 2013, $466,971 was recognized as expense for the 3,000,000 shares.

On November 11, 2013, the Company issued 10,000,000 shares of common stock to the majority shareholder for consulting services. The shares were fully earned upon issuance. The Company recognized the full fair value of the 10,000,000 shares of $6,270,000, based upon the closing price of our common stock of $0.63 on November 11, 2013, during the six months ended December 31, 2013.

Preferred Stock

On July 16, 2013, the Company Amended the Articles of Incorporation to state that the Company is authorized to issue 20,000,000 shares of Preferred Stock. The Amendment was effective when the Certificate of Amendment was filed with the Secretary of the State of Nevada on July 18, 2013. As of December 31, 2013, there were 0 shares of Highlight Networks, Inc. $0.001 par value preferred stock outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of December 31, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended December 31, 2013 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101* Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended December 31, 2013

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

Dated: February 14, 2014

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

