Form 10-K
period 2014-06-30
HighLight Networks, Inc.
filed 2014-09-22
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended June 30, 2014

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

[ ] Yes  [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $1,105,476 based on 2,167,600 non affiliate shares outstanding at $0.51 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 22, 2014 there were outstanding 14,167,600 shares of Highlight Networks, Inc.'s common stock, par value $.001 per share (the "Common Stock").

2

HIGHLIGHT NETWORKS, INC.

Form 10-K

Report for the Fiscal Year

Ended June 30, 2014

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

The Company

The Company was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year end. The Company commenced its principal revenue producing activities during 2013 and generated revenue of $48,819 during the year ended June 30, 2013 and $7,303 during the year ended June 30, 2014.

On March 11, 2013, EZ Recycling, Inc. was formed and incorporated to serve as a wholly owned subsidiary of Highlight Networks, Inc. EZ Recycling is incorporated in the State of Nevada. All inter-company balances and transactions are eliminated in consolidation.

Nature of Business and Inventory

In the previous year, the Company announced a new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste. In 2013 and 2014, the company purchased scrap metal and used circuit boards that are for the purpose of sending these items out for recycling, refining and processing and the Company bought and sold items on EBAY.

As of June 30, 2014, the company has recognized $56,122 in revenue and $56,577 in COGS from the processing, recycling, refining or sale of inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of June 30, 2014, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

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

	High	Low
Quarter ended June 30, 2013	$1.60	$1.60

Quarter ended September 30, 2013	$1.51	$1.51

Quarter ended December 31, 2013	$0.51	$0.51

Quarter ended March 31, 2014	$0.28	$0.26

Quarter ended June 30, 2014	$0.31	$0.31

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

Holders of Record

As of June 30, 2014, we had approximately 61 shareholders of record of our common stock and 14,167,600 shares issued and outstanding.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our consolidated balance sheets at June 30, 2014 compared to 2013 and consolidated statements of operations for the year ended June 30, 2014 compared to 2013.

	At June 30,
	2014	2013
Balance Sheet:
Cash	$6,081	$50,010
Total Assets	18,456	66,316
Total Liabilities	590,407	209,868
Total Stockholders’ Deficit	$(571,951)	$(143,552)

	Years Ended June 30,
	2014	2013
Statement of Operations:
Revenue	$7,303	$48,819
Net Loss	(8,453,056)	(684,642)
Net Loss Per Share of Common Stock	$(0.85)	$(0.27)

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

Results of Operations for year ended June 30, 2014 compared to the year ended June 30, 2013

Revenues

Our total revenue decreased by $41,516, from $48,819 in the year ended June 30, 2013 to $7,303 in the year ended June 30, 2014. As of June 30, 2014, the principal revenue was from recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

Cost of Goods Sold

Our overall cost of goods sold decreased by $50,699, from $53,638 in the year ended June 30, 2013 to $2,939 in the year ended June 30, 2014. As of June 30, 2014, the principal costs of goods sold related to the ongoing operations are treatment, refining and assay fees from the metal recycling process.

Operation and Administrative Expenses

Operating expenses which includes accounting and legal expenses, administrative expenses and rent increased by $7,611,445, from $676,640 in the year ended June 30, 2013 to $8,288,085 in the year ended June 30, 2014.

Interest expense increased by $74,008, from $3,183 in the year ended June 30, 2013 to $77,191 in the year ended June 30, 2014.

Net loss per share was $0.27 for the year ended June 30, 2013 and $0.85 for the year ended June 30, 2014. The weighted average shares outstanding were 2,517,545 for the year ended June 30, 2013 and 10,003,107 for the year ended June 30, 2014.

As of June 30, 2014, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $684,642 for the year ended June 30, 2013 as compared to a net loss of $8,453,056 for the year ended June 30, 2014.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of June 30, 2013, the Company had total current assets of $66,316 and total current liabilities of $209,868, resulting in a working capital deficit of $143,552. As of June 30, 2014, the Company had total current assets of $18,456 and total current liabilities of $590,407, resulting in working capital of $571,951.

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

Through June 30, 2014, the Company’s previous principal officer and majority shareholder and current principal shareholder have provided services and loans to the company in order for it to continue operations.

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

Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also an officer and principal stockholder of Highlight Networks, Inc., loaned the Company $2,900, $3,684 and $6,880 during years ended June 30, 2012, 2011, and 2010, respectively, which totaled $13,464. These notes were unsecured, accrued simple interest annually at 18% and were due on demand. On April 27, 2012, the Company repaid, in full, the total principal due of $13,464 plus accrued interest of $3,676, for a total payment of $17,140.

During September 2013, the Company modified outstanding note agreements, with an aggregate principal amount of $170,732, with related parties, Friction & Heat LLC and Joseph Passalaqua whereby a conversion option was added. The promissory notes were originally unsecured, bore simple interest at 10% per annum and were due on demand. These loans were modified into convertible notes that are unsecured, mature 1 year from the date of the note and bear simple interest at 10% per annum. The notes are convertible into common stock at 60% of the average of the lowest 3 trading prices during the 10 days preceding the date of conversion. The note holders have agreed to not convert into more common shares than the Company has available and authorized at any time. The Company evaluated the convertible loan modification and determined it qualified as an extinguishment of debt due to a substantive conversion option being added. The Company then evaluated the convertible notes under ASC 815 and determined the notes do not qualify as derivative liabilities. The Company then evaluated the notes for a beneficial conversion feature under ASC 470-20 as of the date of the notes and determined that beneficial conversion features existed. The aggregate intrinsic value of the beneficial conversion features was determined to be $145,990 and was recognized as a discount to the debt that is being amortized using the effective interest method over the life of the notes. During the year ended June 30, 2014, amortization of $53,846 was recognized.

In January 2014, the unsecured convertible notes that were due to a related party were modified whereby the conversion option was removed. These notes with an aggregate principal amount of $223,182 were reclassified in multiple promissory notes, bear simple interest at 10% per annum and are payable upon demand. The Company evaluated the convertible loan modification and determined it qualified as an extinguishment of debt due to a substantive conversion option being removed. The unamortized discounts on the original notes were written-off resulting in a loss on the extinguishment of debt of $92,144 during the year ended June 30, 2014.

During 2013 and 2014, the Company borrowed an aggregate of $363,525 from related parties and repaid an aggregate of $40,498 on the related party debt. The outstanding related party debt is held in unsecured promissory notes, bears interest at 10% per annum and matures between on demand and June 30, 2015. As of June 30, 2014, none of the outstanding related party debt is convertible and the aggregate unpaid principal on these related party notes was $323,027, with interest accrued of $22,176.

During 2013 and 2014, the Company incurred liabilities for unpaid rent at $8,000 monthly to Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of June 30, 2014, the unpaid amount for rent was $128,000.

During 2013 and 2014, the Company incurred liabilities for the reimbursement of property taxes that were paid by Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua is the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of June 30, 2014, the unpaid amount for property tax reimbursement to Remix Ventures LLC was $42,165.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of June 30, 2014 the unpaid amount on the advance was $100.

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

Off-Balance Sheet Arrangements

Highlight Networks, Inc. does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share.

In the year ended June 30, 2013, 2,894,600 common shares were issued and in the year ended June 30, 2014, 11,273,000 common shares were issued.

On April 17, 2013, the Company issued 175,000 shares of common stock to a nonemployee for consulting services valued at $262,500.

On April 15, 2013, the Company granted an aggregate of 300,000 common shares to officers of the Company for services to be rendered. 150,000 shares vested immediately on April 15, 2013 and 150,000 shares vest on May 1, 2014. The shares were valued at $450,000 of which $269,882 was recognized during the year ended June 30, 2013 and $179,634 was recognized during the year ended June 30, 2014.

On September 18, 2013, the company issued 48,000 common shares under a consulting agreement. The shares were fully earned upon execution of the agreement and were valued using the closing stock price of the Company’s common stock at September 18, 2013. The Company recognized the full fair value of these shares of $72,720 as an expense during the year ended June 30, 2014.

On November 1, 2013, the Company committed to issue 4,000,000 common shares in an agreement to a structuring agent. Of these shares, 1,000,000 were issued and fully earned upon execution of the agreement as compensation and the remaining 3,000,000 are due when certain performance objectives are met. The Company recognized the full fair value of the 1,000,000 shares issued and earned of $627,000 during the year ended June 30, 2014. The fair value of the remaining 3,000,000 shares was determined to be $930,000 and it is being recognized over the expected successful completion date of the performance conditions of September 30, 2014. During the year ended June 30, 2014, $673,063 was recognized as expense for the 3,000,000 shares and $256,937 will be recognized through the expected completion date of the performance conditions.

On November 11, 2013, the Company issued 10,000,000 shares of common stock to the majority shareholder for consulting services. The shares were fully earned upon issuance. The Company recognized the full fair value of the 10,000,000 shares of $6,270,000, based upon the closing price of our common stock of $0.63 on November 11, 2013, during the year ended June 30, 2014.

On February 17, 2014, the company issued 225,000 common shares under a consulting agreement. The shares were fully earned upon execution of the agreement. The Company recognized the full fair value of the 225,000 shares of $56,250, based upon the closing price of our common stock of $0.25 on March 13, 2014, during the year ended June 30, 2014. As of the year ended June 30, 2014 there were 14,167,600 shares of common stock issued and outstanding.

Preferred Stock

On July 16, 2013, the Company Amended the Articles of Incorporation to state that the Company is authorized to issue 20,000,000 shares of Preferred Stock. The Amendment was effective when the Certificate of Amendment was filed with the Secretary of the State of Nevada on July 18, 2013. As of June 30, 2014, there were 0 shares of Highlight Networks, Inc. $0.001 par value preferred stock outstanding.

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

Financial statements table of contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Highlight Networks, Inc.

Liverpool, New York

We have audited the accompanying consolidated balance sheets of Highlight Networks, Inc. and its subsidiary (collectively, the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlight Networks, Inc. and its subsidiary as of June 30, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated net losses since its inception and has a working capital deficit as of June 30, 2014. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 22, 2014

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS
Current Assets:
Cash	$6,081	$50,010
Accounts receivable	—	1,182
Prepaid expenses	1,427	2,055
Inventory	10,948	13,069
Total Current Assets	18,456	66,316

Total Assets	$18,456	$66,316

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$69,939	$8,855
Accrued expenses	27,176	7,683
Accounts payable to related parties	170,165	32,000
Advances from related party	100	100
Notes payable to related parties	323,027	161,230
Total Current Liabilities	590,407	209,868

Stockholders' Deficit:
Preferred stock, $.001 par value; 20,000,000 shares authorized;
no shares outstanding as of June 30, 2014 and June 30, 2013	—	—
Common stock; $.001 par value; 150,000,000 shares authorized;
14,167,600 shares outstanding as of June 30, 2014 and
2,894,600 shares outstanding as of June 30, 2013	14,168	2,895
Additional paid-in capital	8,698,757	685,373
Accumulated deficit	(9,284,876)	(831,820)
Total Stockholders' Deficit	(571,951)	(143,552)

Total Liabilities and Stockholders' Deficit	$18,456	$66,316

The accompanying notes are an integral part of these consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2014	2013
Revenues:
Income	$7,303	$48,819
Cost of goods sold	(2,939)	(53,638)
Gross profit (loss)	4,364	(4,819)

Operating Expenses:
Consulting expense	6,249,470	532,382
General and administrative	1,942,615	112,258
Rent expense	96,000	32,000
Total Operating Expenses	8,288,085	676,640

Loss from Operations	(8,283,721)	(681,459)

Other Expenses:
Interest expense	(77,191)	(3,183)
Loss on extinguishment of debt	(92,144)	—

Net Loss	$(8,453,056)	$(684,642)

Net loss per share - basic and diluted	$(0.85)	$(0.27)

Weighted average shares outstanding - basic and diluted	10,003,107	2,517,545

The accompanying notes are an integral part of these consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2014 AND 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance at June 30, 2012	2,419,600	$ 2,420	$ 153,466	$ (147,178)	$ 8,708

Stock issued for services	475,000	475	531,907	-	532,382

Net loss	-	-	-	(684,642)	(684,642)

Balance at June 30, 2013	2,894,600	2,895	685,373	(831,820)	(143,552)

Stock issued for services	11,273,000	11,273	7,867,394	-	7,878,667

Debt discount due to beneficial conversion feature	-	-	145,990	-	145,990

Net loss	-	-	-	(8,453,056)	(8,453,056)

Balance at June 30, 2014	14,167,600	$ 14,168	$ 8,698,757	$ (9,284,876)	$ (571,951)

The accompanying notes are an integral part of these consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2014	2013

Cash flows from operating activities
Net loss	$ (8,453,056)	$ (684,642)
Adjustments to reconcile net loss to net cash
used in operating expenses:
Amortization of debt discounts	53,846	-
Stock-based compensation	7,878,667	532,382
Loss on extinguishment of debt	92,144	-
Changes in operating assets and liabilities:
Accounts receivable	1,182	(1,182)
Inventory	2,121	(13,069)
Prepaid expenses	628	(2,055)
Accounts payable and accrued expenses	80,577	9,538
Accounts payable to related parties	138,165	32,000
Net cash used in operating activities	(205,726)	(127,028)

Cash flows from financing activities
Proceeds from notes payable to related parties	202,295	161,330
Payments on related party debt borrowings	(40,498)	-
Net cash provided by financing activities	161,797	161,330

Net (decrease) increase in cash	(43,929)	34,302
Cash at beginning of period	50,010	15,708
Cash at end of period	$ 6,081	$ 50,010

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 4,352	$ -
Income taxes	-	-

Non-cash investing and financing activities:
Debt discount due to beneficial conversion feature	$ 145,990	$ -

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

During 2013, the Company began new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste. The Company commenced its principal revenue producing activities during 2013 and generated revenue of $48,819 during the year ended June 30, 2013 and $7,303 during the year ended June 30, 2014.

The Company’s principal executive offices are located at 7325 Oswego Road Liverpool, NY 13090. As of February 19, 2013 the Company also has a rental agreement for a warehouse property located at 6 Alder East Syracuse, NY 13057. Our telephone number is (315) 451-4722.

The Company’s Articles of Incorporation state that the Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. On July 16, 2013, the Company Amended the Articles of Incorporation to state that the Company is authorized to issue 20,000,000 shares of Preferred Stock. The Amendment was effective when the Certificate of Amendment was filed with the Secretary of the State of Nevada on July 18, 2013.

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

Allowance for Doubtful Accounts

Accounts Receivable was $0 and $1,182 of June 30, 2014 and 2013, respectively. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2014 and 2013, the Company has determined an allowance for doubtful accounts is not necessary.

Inventory

As of June 30, 2014, the company had 6,475 lbs. of scrap metal and used circuit boards in inventory and has recognized $55,698 in revenue from the processing, recycling, refining or sale of inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of June 30, 2014, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

As of June 30, 2014, the company had 444 items of EBAY merchandise in inventory and has recognized $424 in revenue from the sale of this merchandise in inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of June 30, 2014, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

Inventory consisted of the following finished goods as of June 30, 2014 and 2013:

	June 30,	June 30,
	2014	2013
EBAY merchandise	$6,084	$6,186
Scrap metal	4,864	6,883
Total inventory	$10,948	$13,069

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605 when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the selling price is fixed or determinable, and collection is reasonably assured and there are no further obligations to customers. Revenue is recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. For cash received in advance for goods, the Company records a liability classified as deferred revenue. As of June 30, 2014 and 2013, there was no deferred revenue.

Concentrations

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company had cash and cash equivalents of $6,081 and $50,010 as of June 30, 2014 and 2013, respectively, all of which was fully covered by federal depository insurance.

During the year ended June 30, 2013, 84% of the Company’s revenue was generated from a single customer, David & Company LLC. During the year ended June 30, 2014, 94% of the Company’s revenue was generated from a single customer, Colt Recycling.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company recorded stock-based compensation to employees of $179,634 and $269,882 during the years ended June 30, 2014 and 2013, respectively.

The Company accounts for share based payments to nonemployees in accordance with FASB ASC 505-50. The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received. The Company stock compensation to nonemployees of recorded $7,699,033 and $262,500 during the years ended June 30, 2014 and 2013, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the June 30, 2014 presentation.

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

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has incurred net losses of $9,284,876 for the period from June 21, 2007 (inception) to June 30, 2014, has an accumulated deficit and a working capital deficit as of June 30 2014, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

On February 19, 2013, the Company entered into a lease agreement beginning March 1, 2013 to rent the property at 6 Alder Drive East Syracuse, New York 13057. The monthly rent under the agreement is $8,000, along with property taxes, utilities and waste management incurred by the Company in the use of the facility. The initial term of the lease agreement is 5 years. As of June 30, 2014 the Company owes $128,000 in rent and $59,012 in property tax, under this lease.

On November 1, 2013, the Company entered into an agreement with a structuring agent wherein compensation will be 4,000,000 common shares. Of these shares, 1,000,000 are earned upon execution of the agreement and the remaining 3,000,000 are earned in 1,000,000 share tranches when certain performance objectives are met (see Note 5).

Note 4—Related party transactions

During the year ended June 30, 2014, the Company issued Infanto Holdings LLC, whose principal stockholder Joseph C. Passalaqua is also an officer and principal stockholder of Highlight Networks, Inc., 10,000,000 shares of common stock for consulting services valued at $6,270,000.

During September 2013, the Company modified outstanding note agreements, with an aggregate principal amount of $170,732, with related parties, Friction & Heat LLC and Joseph Passalaqua whereby a conversion option was added. The promissory notes were originally unsecured, bore simple interest at 10% per annum and were due on demand. These loans were modified into convertible notes that are unsecured, mature 1 year from the date of the note and bear simple interest at 10% per annum. The notes are convertible into common stock at 60% of the average of the lowest 3 trading prices during the 10 days preceding the date of conversion. The note holders have agreed to not convert into more common shares than the Company has available and authorized at any time. The Company evaluated the convertible loan modification and determined it qualified as an extinguishment of debt due to a substantive conversion option being added. The Company then evaluated the convertible notes under ASC 815 and determined the notes do not qualify as derivative liabilities. The Company then evaluated the notes for a beneficial conversion feature under ASC 470-20 as of the date of the notes and determined that beneficial conversion features existed. The aggregate intrinsic value of the beneficial conversion features was determined to be $145,990 and was recognized as a discount to the debt that is being amortized using the effective interest method over the life of the notes. During the year ended June 30, 2014, amortization of $53,846 was recognized.

In January 2014, the unsecured convertible notes that were due to a related party were modified whereby the conversion option was removed. These notes with an aggregate principal amount of $223,182 were reclassified in multiple promissory notes, bear simple interest at 10% per annum and are payable upon demand. The Company evaluated the convertible loan modification and determined it qualified as an extinguishment of debt due to a substantive conversion option being removed. The unamortized discounts on the original notes were written-off resulting in a loss on the extinguishment of debt of $92,144 during the year ended June 30, 2014.

During the years ended June 30, 2014 and 2013, the Company borrowed an aggregate of $202,295 and $161,330, respectively from related parties Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is a managing member of Friction & Heat. The Company also repaid an aggregate of $40,498 and $0, respectively on the related party debt. The outstanding related party debt is held in unsecured promissory notes, bears interest at 10% per annum and matures between on demand and June 30, 2015. As of June 30, 2014 and 2013, the aggregate unpaid principal on these related party notes was $323,027 and $161,230, respectively, with interest accrued of $22,176 and $3,183, respectively.

In 2013 and 2014, the Company incurred liabilities for unpaid rent at $8,000 monthly to Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of June 30, 2014 and 2013, the amount due for rent was $128,000 and $32,000, respectively.

In 2013 and 2014, the Company incurred liabilities for the reimbursement of property taxes that were paid by Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua is the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of June 30, 2014 and 2013, the amount due in property tax reimbursement to Remix Ventures LLC was $42,165 and $0, respectively.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of June 30, 2014 and 2013 the unpaid amount on the advance was $100.

Note 5— Equity

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share.

On April 17, 2013, the Company issued 175,000 shares of common stock to a nonemployee for consulting services valued at $262,500.

On April 15, 2013, the Company granted an aggregate of 300,000 common shares to officers of the Company for services to be rendered. 150,000 shares vested immediately on April 15, 2013 and 150,000 shares vest on May 1, 2014. The shares were valued at $449,516 of which $269,882 was recognized during the year ended June 30, 2013 and $179,634 were recognized during the year ended June 30, 2014.

On September 18, 2013, the company issued 48,000 common shares under a consulting agreement. The shares were fully earned upon execution of the agreement and were valued using the closing stock price of the Company’s common stock at September 18, 2013. The Company recognized the full fair value of these shares of $72,720 as an expense during the year ended June 30, 2014.

On November 1, 2013, the Company committed to issue 4,000,000 common shares in an agreement to a structuring agent. Of these shares, 1,000,000 were issued and fully earned upon execution of the agreement as compensation and the remaining 3,000,000 are due when certain performance objectives are met. The Company recognized the full fair value of the 1,000,000 shares issued and earned of $627,000 during the year ended June 30, 2014.

The fair value of the remaining 3,000,000 shares was determined to be $930,000 and it is being recognized over the expected successful completion date of the performance conditions of September 30, 2014. During the year ended June 30, 2014, $673,063 was recognized as expense for the 3,000,000 shares and $256,937 will be recognized through the expected completion date of the performance conditions.

On November 11, 2013, the Company issued 10,000,000 shares of common stock to the majority shareholder for consulting services. The shares were fully earned upon issuance. The Company recognized the full fair value of the 10,000,000 shares of $6,270,000, based upon the closing price of our common stock of $0.63 on November 11, 2013, during the year ended June 30, 2014.

On March 13, 2014, the company issued 225,000 common shares under a consulting agreement. The shares were fully earned upon execution of the agreement. The Company recognized the full fair value of the 225,000 shares of $56,250, based upon the closing price of our common stock of $0.25 on March 13, 2014, during the year ended June 30, 2014.

As of June 30, 2014 and 2013, there were 14,167,600 and 2,894,600 shares of common stock issued and outstanding, respectively.

Note 6—Income taxes

The Company had no income tax expense (benefit) for the years ended June 30, 2014 and 2013. At June 30, 2014, the Company’s accumulated net operating loss carry-forwards for federal and state income purposes was approximately $872,000. These losses are available for future years and expire through June 2032. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

At June 30, 2014 and 2013, the Company had deferred tax assets of approximately $305,200 and $104,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. The Company has determined it more likely than not that these timing differences will not materialize and provided a full valuation allowance against all of the deferred tax assets.

Note 7—Subsequent events

In July, August and September 2014, an additional $24,200 was loaned to the Company from a related party. The principal amount of $24,200 is held in promissory notes that are unsecured, bear simple interest at 10% per annum and are payable upon demand.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above and are not effective

On June 30, 2014, Our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties
-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred as of June 30, 2014 during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do not have proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

In 2013, Richard Weaver and Danny Mendelson were both appointed as Vice Presidents of Highlight Networks. And Danny Mendelson was appointed CEO of EZRecycling, Inc., the newly formed, wholly owned subsidiary of Highlight Networks.

.

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

During 2014, Richard Weaver and Danny Mendelson both resigned as Vice Presidents and Directors of the Company. Danny Mendelson also resigned as CEO of EZRecycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. The resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices

(b)	Appointment of Directors and Officers

During 2013 and 2014, the following persons were appointed as our officers and directors.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
Alfonso Knoll	38	President, Chief Executive Officer and Director
Joseph C. Passalaqua	64	Secretary; Chief Financial Officer and Director
Danny Mendelson	62	Vice President (Resigned )
Richard Weaver	72	Vice President (Resigned )

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the all executive officers of the Company as of June 30, 2014 and June 30, 2013. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Current Officers:
Alfonso Knoll President/CEO/Director	2013-2014	-0-	-0-	-0-	-0-	-0-

Joseph C. Passalaqua Secretary/CFO/Director	2013-2014	-0-	-0-	-0-	-0-	-0-
Former Officers:
Danny Mendelson Vice President	2013-2014	-0-	-0-	-0-	-0-	-0-

Richard Weaver Vice President	2013-2014	-0-	-0-	-0-	-0-	-0-

Anthony E. Lombardo
President/Director/CEO	2011-2012	-0-	-0-	-0-	-0-	-0-

Damion D. Glushko
Secretary/Director/CFO	2011-2012	-0-	-0-	-0-	-0-	-0-

Options/Stock Appreciation Rights

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2014 or for the previous year ended June 30, 2013.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2014 and the same period ending June 30, 2013.

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

In 2013, Richard Weaver and Danny Mendelson were both appointed as Vice Presidents of Highlight Networks. And Danny Mendelson was appointed CEO of EZRecycling, Inc., the newly formed, wholly owned subsidiary of Highlight Networks.

During 2014, Richard Weaver and Danny Mendelson both resigned as Vice Presidents and Directors of the Company. Danny Mendelson also resigned as CEO of EZRecycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. The resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices

The following two tables presents certain information regarding beneficial ownership of our common stock for the years ended June 30, 2013 and June 30, 2014 by each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors, each named executive officer and all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares show.

The following table presents certain information regarding beneficial ownership of our common stock as of

June 30, 2013:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding

Alfonso Knoll President, CEO, Director	-0-	0%
Infanto Holdings Corp.
Joseph C. Passalaqua Secretary, CFO, Director	2,000,000	69%

Richard Weaver Vice President	150,000	6%

Danny Mendelson Vice President	150,000	6%

Officers and Directors as a Group	2,300,000	81%

*2,894,600 shares of outstanding common stock as of June 30, 2013

The following table presents certain information regarding beneficial ownership of our common stock as of

June 30, 2014:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding

Alfonso Knoll President; CEO; Director	-0-	0%
Infanto Holdings Corp.
Joseph C. Passalaqua Secretary; CFO; Director	12,000,000	85%

Officers and Directors as a Group	12,000,000	85%

*14,167,600 shares of outstanding common stock as of June 30, 2014

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

During 2013, Richard Weaver and Danny Mendelson were both appointed as Vice Presidents of Highlight Networks, Inc.

In 2013, Alfonso Knoll was appointed President and Director and Joseph Passalaqua was appointed Secretary and Director of EZRecycling, Inc., the newly formed, wholly owned subsidiary of Highlight Networks. Danny Mendelson was appointed CEO of EZRecycling, Inc.

During 2014, Richard Weaver and Danny Mendelson both resigned as Vice Presidents and Directors of Highlight Networks, Inc. Danny Mendelson also resigned as CEO of EZRecycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc.

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

 ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)    Audit Fees:  The Company’s current principal accounting firm, MaloneBailey LLP has billed $4,500 for Audit services for the year ended June 30, 2013 and $5,000 for Audit services for the year ended June 30, 2014.

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
101* Interactive Data Files for Highlight Networks, Inc. 10K for the Year Ended June 30, 2014
101.INS* XBRL Instance Document
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

Date: September 22, 2014

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

