Form 10-Q
period 2014-09-30
HighLight Networks, Inc.
filed 2014-11-13
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

[ ] Yes  [X] No

There are 14,167,600 shares of Highlight Networks, Inc. $0.001 par value common stock outstanding as of September 30, 2014 and 14,167,600 shares of $0.001 par value common stock outstanding as of November 13, 2014.

1

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2014	2014
ASSETS
Current Assets:
Cash	$5,416	$6,081
Prepaid expenses	1,427	1,427
Inventory	4,864	10,948
Total Current Assets	11,707	18,456

Total Assets	$11,707	$18,456

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$70,796	$69,939
Accrued expenses	32,321	27,176
Accounts payable to related parties	203,200	170,165
Advances from related party	100	100
Notes payable to related parties	359,227	323,027
Total Current Liabilities	665,644	590,407

Stockholders' Deficit:
Preferred stock, $.001 par value; 20,000,000 shares authorized;
no shares outstanding as of September 30, 2014 and June 30, 2014	—	—
Common stock; $.001 par value; 150,000,000 shares authorized;
14,167,600 shares outstanding as of September 30, 2014 and June 30, 2014	14,168	14,168
Additional paid-in capital	8,025,694	8,698,757
Accumulated deficit	(8,693,799)	(9,284,876)
Total Stockholders' Deficit	(653,937)	(571,951)

Total Liabilities and Stockholders' Deficit	$11,707	$18,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Revenues:
Income	$—	$7,302
Cost of goods sold	(6,084)	(2,840)
Gross (loss) profit	(6,084)	4,462

Operating Expenses:
Consulting expense	—	73,220
General and administrative	(629,612)	124,350
Rent expense	24,000	24,000
Total Operating Expenses	(605,612)	221,570

Income (Loss) from Operations	599,528	(217,108)

Other Income (Expense):
Interest expense	(8,451)	(15,696)

Net Income (Loss)	$591,077	$(232,804)

Net income (loss) per share - basic and diluted	$0.04	$(0.08)

Weighted average shares outstanding - basic and diluted	14,167,600	2,900,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

			Additional		Total
	Common Stock	Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance at June 30, 2014	14,167,600	$14,168	$8,698,757	$(9,284,876)	$(571,951)

Cancelation of unvested stock compensation	—	—	(673,063)	—	(673,063)

Net income	—	—	—	591,077	591,077

Balance at September 30, 2014	14,167,600	$14,168	$8,025,694	$(8,693,799)	$(653,937)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013

Cash flows from operating activities
Net income (loss)	$591,077	$(232,804)
Adjustments to reconcile net income (loss) to net cash
used in operating expenses:
Amortization of debt discounts	—	11,305
Stock-based compensation	(673,063)	127,051
Loss on inventory impairment	6,084	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,060)
Inventory	—	2,170
Accounts payable and accrued expenses	6,002	5,455
Accounts payable to related parties	33,035	24,000
Net cash used in operating activities	(36,865)	(68,883)

Cash flows from financing activities
Proceeds from notes payable to related parties	36,200	65,000
Payments on related party debt borrowings	—	(40,498)
Net cash provided by financing activities	36,200	24,502

Net decrease in cash	(665)	(44,381)
Cash at beginning of period	6,081	50,010
Cash at end of period	$5,416	$5,629

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$—	$—
Income taxes	—	—

Non-cash investing and financing activities:
Debt discount due to beneficial conversion feature	$—	$123,821

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements as reported in Form 10K.  The results of operations for the three month period ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended June 30, 2015.

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

Inventory

In the three months ended September 30, 2014, the company had ending inventory of 6,475 lbs. of scrap metal and used circuit boards and recognized $0 in revenue from the processing, recycling, refining or sale of inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of September 30, 2014, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

In the three months ended September 30, 2014, management determined that the remaining EBAY inventory was impaired and an impairment loss of $6,084 was recognized. The impairment loss is classified as cost of goods sold in the consolidated statements of operations. As of September 30, 2014, there was no remaining EBAY inventory.

Inventory consisted of the following finished goods as of September 30, 2014 and June 30, 2014:

	September 30,	June 30,
	2014	2014
EBAY merchandise	$—	$6,084
Scrap metal	4,864	4,864
Total inventory	$4,864	$10,948

Note 2—Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $8,693,799 for the period from June 21, 2007 (inception) to September 30, 2014, has a working capital deficit and an accumulated deficit, has recurring losses, has limited revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

On February 19, 2013, the Company entered into a lease agreement with a related party (see Note 4) beginning March 1, 2013 to rent the property at 6 Alder Drive East Syracuse, New York 13057. The monthly rent under the agreement is $8,000, along with property taxes, utilities and waste management incurred by the Company in the use of the facility. The initial term of the lease agreement is 5 years. As of September 30, 2014 and June 30, 2014, the Company owes $152,000 and $128,000, respectively in rent and $51,200 and $42,165, respectively in property tax, under this lease.

Note 4—Related Party Transactions

As of September 30, 2014 and June 30, 2014, the Company has outstanding debt of $359,227 and $323,027, respectively, with accrued interest of $30,627 and $22,176, respectively, owed to related parties Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is a managing member of Friction & Heat. $36,200 was borrowed during the three months ended September 30, 2014. The outstanding related party debt is held in unsecured promissory notes, bears interest at 10% per annum and matures between on demand and December 31, 2014.

In 2013 and 2014, the Company incurred liabilities for unpaid rent at $8,000 monthly to Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of September 30, 2014 and June 30, 2014, the amount due for rent was $152,000 and $128,000, respectively.

In 2013 and 2014, the Company incurred liabilities for the reimbursement of property taxes that were paid by Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua is the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of September 30, 2014 and June 30, 2014, the amount due in property tax reimbursement to Remix Ventures LLC was $51,200 and $42,165, respectively.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of September 30, 2014 and June 30, 2014, the unpaid amount on the advance was $100.

Note 5— Equity

The Company is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share.

On November 1, 2013, the Company committed to issue 4,000,000 common shares in an agreement to a structuring agent. Of these shares, 1,000,000 were issued and fully earned upon execution of the agreement as compensation and the remaining 3,000,000 are due when certain performance objectives are met. The Company recognized the full fair value of the 1,000,000 shares issued and earned of $627,000 during the year ended June 30, 2014. The fair value of the remaining 3,000,000 shares was determined to be $930,000 was being recognized over the expected successful completion date of the performance conditions of September 30, 2014. During the year ended June 30, 2014, $673,063 was recognized as expense for the 3,000,000 shares. As of September 30, 2014, management determined that the performance conditions were not probable to be met and the previously recognized stock compensation on the unvested shares of $673,063 was reversed during the three months ended September 30, 2014. This agreement was terminated in October 2014 (see Note 6).

As of September 30, 2014, there were 14,167,600 shares of common stock issued and outstanding, respectively.

Note 6—Subsequent Events

In October and November 2014, an additional $18,850 was loaned to the Company from a related party. The principal amount of $18,850 is held in a promissory note, bear simple interest at 10% per annum and is payable upon demand.

On October 14, 2014, the parties mutually agreed to cancel the Engagement Agreement, dated November 1, 2013 (see Note 5) and the commitment to issue the 3,000,000 unearned shares, along with the 1,000,000 shares previously issued, were cancelled.

All 4,000,000 shares of common stock were returned to the Treasury.

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

Results of Operations for the three months September 30, 2014 compared to the three months ended September 30, 2013

Revenues

Our total revenue was $7,302 in the three months ended September 30, 2013 and $0 in the three months ended September 30, 2014. As of September 30, 2014, the principal revenue to date, was from recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

Cost of Goods Sold

Our overall cost of goods was $2,840 in the three months ended September 30, 2013 and $6,084 in the three months ended September 30, 2014. As of September 30, 2014, the principal costs of goods sold related to the ongoing operations are treatment, refining and assay fees from the metal recycling process. In the 2014 quarter, the amount of cost of goods sold is due to a loss on the impairment of inventory.

Operation and Administrative Expenses

Operating expenses which included accounting and legal expenses, administrative expenses and rent were $221,570 in the three months ended September 30, 2013 and $(605,612) in the three months ended September 30, 2014. In the three months ended September 30, 2014, there was a negative amount in the operating expenses due to a reversal of stock compensation expense related to unvested shares.

Interest expense decreased by $7,245, from $15,696 in the three months ended September 30, 2013 to $8,541 in the three months ended September 30, 2014 due mainly to the amortization of a debt discount in 2013.

Net loss per share was $0.08 for the three months ended September 30, 2013. Net income per share was $0.04 for the three months ended September 30, 2014. The weighted average shares outstanding were 2,900,861 for the three months ended September 30, 2013 and 14,167,600 for the three months ended September 30, 2014.

As of September 30, 2014, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $(232,804) for the three months ended September 30, 2013 as compared to a net income of $591,077 for the three months ended September 30, 2014.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of June 30, 2014, the Company had total current assets of $18,456 and total current liabilities of $590,407, resulting in working capital deficit of $(571,951). As of September 30, 2014, the Company had total current assets of $11,707 and total current liabilities of $665,644, resulting in a working capital deficit of $(653,937).

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

In 2013 and 2014, the Company borrowed an aggregate of $399,725, respectively from related parties Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is a managing member of Friction & Heat. The Company also repaid an aggregate of $40,498 on the related party debt. The outstanding related party debt is held in unsecured promissory notes, bears interest at 10% per annum and matures between on demand and June 30, 2015. As of September 30, 2014, the aggregate unpaid principal on these related party notes was $359,227, with interest accrued of $30,627.

In 2013 and 2014, the Company incurred liabilities for unpaid rent at $8,000 monthly to Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of September 30, 2014 and 2013, the amount due for rent was $152,000.

In 2013 and 2014, the Company incurred liabilities for the reimbursement of property taxes that were paid by Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua is the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of September 30, 2014, the amount due in property tax reimbursement to Remix Ventures LLC was $51,200.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of September 30, 2014 the unpaid amount on the advance was $100.

Net cash used in operating activities was $36,865 during the three-month period ended September 30, 2014.

Net cash provided by investing activities was $0 during the three-month period ended September 30, 2014.

Net cash provided by financing activities was $36,200 during the three-month period ended September 30, 2014.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses, and current shareholders' deficit, our independent registered public accounting firm included an explanatory paragraph regarding concerns about out ability to continue as a going concern in their report on our annual financial statements for the year ended June 30, 2014.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditor.

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

Common Stock

Highlight Networks, Inc. is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2014, a total of 14,167,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

On April 15, 2013, the Company granted an aggregate of 300,000 common shares to officers of the Company for services to be rendered. 150,000 shares vested immediately on April 15, 2013 and 150,000 shares vest on May 1, 2014. The shares were valued at $450,000. As of September 30, 2014 the shares are fully vested.

On November 1, 2013, the Company committed to issue 4,000,000 common shares in an agreement to a structuring agent. Of these shares, 1,000,000 were issued and fully earned upon execution of the agreement as compensation and the remaining 3,000,000 are due when certain performance objectives are met. The Company recognized the full fair value of the 1,000,000 shares issued and earned of $627,000 during the year ended June 30, 2014. The fair value of the remaining 3,000,000 shares was determined to be $930,000 was being recognized over the expected successful completion date of the performance conditions of September 30, 2014. During the year ended June 30, 2014, $673,063 was recognized as expense for the 3,000,000 shares. As of September 30, 2014, management determined that the performance conditions were not probable to be met and the previously recognized stock compensation on the unvested shares of $673,063 was reversed during the three months ended September 30, 2014. This agreement was terminated in October 2014.

Preferred Stock

On July 16, 2013, the Company Amended the Articles of Incorporation to state that the Company is authorized to issue 20,000,000 shares of Preferred Stock. The Amendment was effective when the Certificate of Amendment was filed with the Secretary of the State of Nevada on July 18, 2013. As of September 30, 2014, there were 0 shares of Highlight Networks, Inc. $0.001 par value preferred stock outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of September 30, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. On September 30, 2014, as required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2014

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties
-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended September 30, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101* Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended September 30, 2014

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

Dated: November 13, 2014

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

