Form 10-Q
period 2015-03-31
HighLight Networks, Inc.
filed 2015-04-29
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

[ ] Yes  [X] No

There are 3,167,600 shares of Highlight Networks, Inc. $0.001 par value common stock outstanding as of March 31, 2015 and 3,167,600 shares of $0.001 par value common stock outstanding as of the date of this filing April 29, 2015.

HIGHLIGHT NETWORKS, INC.
MARCH 31, 2015

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets As of March 31, 2015 As of June 30, 2014	5
	Unaudited Consolidated Statements of Operations For the three months ended March 31, 2015 and March 31, 2014 For the nine months ended March 31, 2015 and March 31, 2014	6
	Unaudited Consolidated Statement of Stockholders’ Deficit For the nine months ended March 31, 2015	7
	Unaudited Consolidated Statements of Cash Flows For the nine months ended March 31, 2015 and March 31, 2014	8
	Unaudited Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis or Plan of Operation	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mining Safety Disclosure	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

	SIGNATURES	19

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

3

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2015	2014
ASSETS
Current Assets:
Cash	$96	$6,081
Prepaid expenses	1,427	1,427
Inventory	4,864	10,948
Total Current Assets	6,387	18,456
Total Assets	$6,387	$18,456

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$47,063	$69,939
Accrued expenses	51,314	27,176
Accounts payable to related parties	295,441	170,165
Advances from related party	100	100
Notes payable to related parties	397,807	323,027
Total Current Liabilities	791,725	590,407

Stockholders' Deficit:
Preferred stock, $.001 par value; 20,000,000 shares authorized;
no shares outstanding as of March 31, 2015 and June 30, 2014	—	—
Common stock; $.001 par value; 150,000,000 shares authorized;
3,167,600 shares outstanding as of March 31, 2015 and
14,167,600 shares outstanding as of June 30, 2014	3,168	14,168
Additional paid-in capital	8,036,694	8,698,757
Accumulated deficit	(8,825,200)	(9,284,876)
Total Stockholders' Deficit	(785,338)	(571,951)
Total Liabilities and Stockholders' Deficit	$6,387	$18,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues:
Income	$—	$—	$—	$7,302
Cost of goods sold	—	—	(6,084)	(2,903)
Gross (loss) profit	—	—	(6,084)	4,399

Operating Expenses:
Consulting expense	—	56,250	—	6,249,470
General and administrative	30,035	153,572	(565,401)	1,637,822
Rent expense	24,000	24,000	72,000	72,000
Total Operating Expenses	54,035	233,822	(493,401)	7,959,292

Income (Loss) from Operations	(54,035)	(233,822)	487,317	(7,954,893)

Other Income (Expense):
Interest expense	(9,671)	(5,973)	(27,641)	(69,556)
Loss on extinguishment of debt	—	(92,144)	—	(92,144)

Net (Loss) Income	$(63,706)	$(331,939)	$459,676	$(8,116,593)
Net (loss) income per share - basic and diluted	$(0.02)	$(0.02)	$0.05	$(0.94)
Weighted average shares outstanding - basic and diluted	3,167,600	14,047,600	8,645,702	8,620,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED MARCH 31, 2015
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance at June 30, 2014	14,167,600	$ 14,168	$ 8,698,757	$ (9,284,876)	$ (571,951)

Cancelation of unvested stock compensation	-	-	(673,063)	-	(673,063)

Cancelation of common stock issued	(11,000,000)	(11,000)	11,000	-	-

Net income	-	-	-	459,676	459,676

Balance at March 31, 2015	3,167,600	$ 3,168	$ 8,036,694	$ (8,825,200)	$ (785,338)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HIGHLIGHT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014

Cash flows from operating activities
Net income (loss)	$459,676	$(8,116,593)
Adjustments to reconcile net loss to net cash
used in operating expenses:
Amortization of debt discounts	—	53,846
Stock-based compensation	(673,063)	7,654,102
Loss on inventory impairment	6,084	92,144
Changes in operating assets and liabilities:
Accounts receivable	—	1,182
Inventory	—	2,121
Accounts payable and accrued expenses	(26,376)	37,442
Accounts payable to related parties	152,914	110,763
Net cash used in operating activities	(80,765)	(164,993)

Cash flows from financing activities
Proceeds from notes payable to related parties	74,780	161,025
Payments on related party debt borrowings	—	(40,498)
Net cash provided by financing activities	74,780	120,527

Net (decrease) increase in cash	(5,985)	(44,466)
Cash at beginning of period	6,081	50,010
Cash at end of period	$96	$5,544

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	—	—

Non-cash investing and financing activities:
Debt discount due to beneficial conversion feature	$—	$145,990
Cancelation of common stock issued	11,000	—

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements as reported in Form 10K.  The results of operations for the nine month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year ended June 30, 2015.

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

Inventory

For the nine months ended March 31, 2015, the company had ending inventory of 6,475 lbs. of scrap metal and used circuit boards and recognized $0 in revenue from the processing, recycling, refining or sale of inventory. Inventories are periodically monitored to ensure that the reserve for obsolescence covers any obsolete items. As of March 31, 2015, there was no reserve for obsolescence. Inventories are valued at the lower of cost (using average cost) or market.

During the nine months ended March 31, 2015, management determined that the remaining EBAY inventory was impaired and an impairment loss of $6,084 was recognized. The impairment loss is classified as cost of goods sold in the consolidated statements of operations. As of March 31, 2015, there was no remaining EBAY inventory.

Inventory consisted of the following finished goods as of March 31, 2015 and June 30, 2014:

	March 31,	June 30,
	2015	2014
EBAY merchandise	$—	$6,084
Scrap metal	4,864	4,864
Total inventory	$4,864	$10,948

Note 2—Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $8,825,200 for the period from June 21, 2007 (inception) to March 31, 2015, has a working capital deficit and an accumulated deficit, has recurring losses, has limited revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

On February 19, 2013, the Company entered into a lease agreement with a related party (see Note 4) beginning March 1, 2013 to rent the property at 6 Alder Drive East Syracuse, New York 13057. The monthly rent under the agreement is $8,000, along with property taxes, utilities and waste management incurred by the Company in the use of the facility. The initial term of the lease agreement is 5 years. As of March 31, 2015, the Company owes $200,000 in unpaid rent and $69,270 in property tax reimbursement to Remix Ventures LLC, under this lease.

Note 4—Related Party Transactions

From 2013-2015, the Company incurred loans due to related parties, Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is the sole managing member of Friction & Heat LLC and an officer of Highlight Networks, Inc. The outstanding related party debt is held in unsecured promissory notes, bears interest at 10% per annum and matures between on demand and March 31, 2016. In the nine months ended March 31, 2015, $74,780 was borrowed. As of March 31, 2015 and June 30, 2014, the Company has a total outstanding debt of $397,807 and $323,027, respectively, with accrued interest of $49,814 and $22,176, respectively, owed to related parties Friction & Heat LLC and Joseph C. Passalaqua.

From 2013-2015, the Company incurred liabilities for unpaid rent at $8,000 monthly to Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of March 31, 2015 and June 30, 2014, the amount due for rent was $200,000 and $128,000, respectively.

From 2013 -2015, the Company incurred liabilities for the reimbursement of property taxes that were paid by Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua is the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of March 31, 2015 and June 30, 2014, the amount due in property tax reimbursement to Remix Ventures LLC was $69,270 and $42,165, respectively.

In 2015, the Company incurred liabilities for bookkeeping, internal accounting, office assistant services and secretarial services that were rendered by Lyboldt-Daly, Inc. As of January 1, 2015, Highlight Networks ceased all payroll activities and does not have employees, therefore reimbursement is owed to Lyboldt-Daly, Inc for use of their employees in rendering these outside services. Joseph C. Passalaqua is the President of Lyboldt-Daly, Inc. and an officer of Highlight Networks, Inc. As of March 31, 2015, the amount due for outside services to Lyboldt-Daly, Inc. was $26,171.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of March 31, 2015 and June 30, 2014, the unpaid amount on the advance was $100.

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

On October 14, 2014, the parties mutually agreed to cancel the agreement, dated November 1, 2013 and the commitment to issue the 3,000,000 unearned shares, along with the 1,000,000 shares previously issued, were cancelled. The 1,000,000 shares of common stock that had vested were returned to the Company and cancelled. The previously recognized stock compensation on the unvested shares of $673,063 was reversed during the nine months ended March 31, 2015.

On November 17, 2014, 10,000,000 shares of common stock previously issued to an officer and Director were returned to the Company and cancelled.

There were no new shares issued during the nine months ended March 31, 2015. As of March 31, 2015, there were 3,167,600 shares of common stock issued and outstanding.

Note 6—Subsequent Events

On April 1, 2015, the Company incurred an additional $8,000 due to Remix Ventures for rent.

On April 8, 2015, the company collected $400 in revenue, from the collection and recycling of metal.

In April 2015, an additional $1,550 was loaned to Highlight Networks, Inc. and $445 was loaned to EZ Recycling Inc., the Company’s Subsidiary, from a related party. The principal amount of $1,995 is held in promissory notes that are unsecured, bear simple interest at 10% per annum and are payable upon demand.

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

Results of Operations for the three months March 31, 2015 compared to the three months ended March 31, 2014

Revenues

Our total revenue was $0 in the three months ended March 31, 2014 and $0 in the three months ended March 31, 2015. As of March 31, 2015, the principal revenue to date, was from recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

Cost of Goods Sold

Our overall cost of goods was $0 in the three months ended March 31, 2014 and $0 in the three months ended March 31, 2015. As of March 31, 2015, the principal costs of goods sold related to the ongoing operations are treatment, refining and assay fees from the metal recycling process.

Operation and Administrative Expenses

Operating expenses which included accounting and legal expenses, administrative expenses and rent decreased by $179,787, from $233,822 in the three months ended March 31, 2014 to $54,035 in the three months ended March 31, 2015. In the previous three months ended March 31, 2014, the increased expense was for consulting services and stock-based compensation.

Interest expense increased by $3,698, from $5,973 in the three months ended March 31, 2014 to $9,671 in the three months ended March 31, 2015.

Net loss per share was $(0.02) for the three months ended March 31, 2014 and $(0.02) for the three months ended March 31, 2015. The weighted average shares outstanding were 14,047,600 for the three months ended March 31, 2014 and 3,167,600 for the three months ended March 31, 2015.

As of March 31, 2015, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

Results of Operations for the nine months March 31, 2015 compared to the nine months ended March 31, 2014

Revenues

Our total revenue was $7,302 in the nine months ended March 31, 2014 and $0 in the nine months ended March 31, 2015. As of March 31, 2015, the principal revenue to date, was from recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

Cost of Goods Sold

Our overall cost of goods was $2,903 in the nine months ended March 31, 2014 and $6,084 in the nine months ended March 31, 2015. As of March 31, 2015, the principal costs of goods sold related to the ongoing operations are treatment, refining and assay fees from the metal recycling process. In the nine months ended March 31, 2015, the amount of cost of goods sold is due to a loss on the impairment of inventory.

Operation and Administrative Expenses

Operating expenses which included accounting and legal expenses, administrative expenses and rent changed were $7,959,292 in the nine months ended March 31, 2014 and $(493,401) in the nine months ended March 31, 2015. In the previous nine months ended March 31, 2014, the primary expense was for consulting services. In the nine months ended March 31, 2015, there was a negative amount in the operating expenses due to a reversal of stock compensation expense related to unvested shares.

Interest expense decreased by $41,915, from $69,556 in the nine months ended March 31, 2014 to $27,641 in the nine months ended March 31, 2015 due mainly to the amortization of a debt discount in the nine months in 2013.

Net loss per share was $(0.94) for the nine months ended March 31, 2014. Net income per share was $0.05 for the nine months ended March 31, 2015. The weighted average shares outstanding were 8,620,009 for the nine months ended March 31, 2014 and 8,645,702 for the nine months ended March 31, 2015.

As of March 31, 2015, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

Net Loss

The Company had a net loss of $(8,116,593) for the nine months ended March 31, 2014 as compared to a net income of $459,676 for the nine months ended March 31, 2015.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of June 30, 2014, the Company had total current assets of $18,456 and total current liabilities of $590,407, resulting in working capital deficit of $(571,951). As of March 31, 2015, the Company had total current assets of $6,387 and total current liabilities of $791,725, resulting in a working capital deficit of $(785,338).

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

From 2013-2015, the Company incurred loans due to related parties, Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is the sole managing member of Friction & Heat LLC and an officer of Highlight Networks, Inc. The outstanding related party debt is held in unsecured promissory notes, bears interest at 10% per annum and matures between on demand and March 31, 2016. In the nine months ended March 31, 2015, $74,780 was borrowed. As of March 31, 2015 and June 30, 2014, the Company has a total outstanding debt of $397,807 and $323,027, respectively, with accrued interest of $49,814 and $22,176, respectively, owed to related parties Friction & Heat LLC and Joseph C. Passalaqua.

From 2013-2015, the Company incurred liabilities for unpaid rent at $8,000 monthly to Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of March 31, 2015 and June 30, 2014, the amount due for rent was $200,000 and $128,000, respectively.

From 2013 -2015, the Company incurred liabilities for the reimbursement of property taxes that were paid by Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua is the sole managing member of Remix Ventures, LLC and an officer of Highlight Networks, Inc. As of March 31, 2015 and June 30, 2014, the amount due in property tax reimbursement to Remix Ventures LLC was $69,270 and $42,165, respectively.

In 2015, the Company incurred liabilities for bookkeeping, internal accounting, office assistant services and secretarial services that were rendered by Lyboldt-Daly, Inc. As of January 1, 2015, Highlight Networks ceased all payroll activities and does not have employees, therefore reimbursement is owed to Lyboldt-Daly, Inc for use of their employees in rendering these outside services. Joseph C. Passalaqua is the President of Lyboldt-Daly, Inc. and an officer of Highlight Networks, Inc. As of March 31, 2015, the amount due for outside services to Lyboldt-Daly, Inc. was $26,171.

In 2013, EZ Recycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. borrowed $100 from a related party, Joseph C. Passalaqua. The amount is non-interest bearing advance. As of March 31, 2015, the unpaid amount on the advance was $100.

Net cash used in operating activities was $80,765 during the nine-month period ended March 31, 2015.

Net cash provided by investing activities was $0 during the nine-month period ended March 31, 2015.

Net cash provided by financing activities was $74,780 during the nine-month period ended March 31, 2015.

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

Common Stock

Highlight Networks, Inc. is authorized to issue 150,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2015, a total of 3,167,600 shares of common stock were issued and outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

On October 14, 2014, the parties mutually agreed to cancel the agreement, dated November 1, 2013 and the commitment to issue the 3,000,000 unearned shares, along with the 1,000,000 shares previously issued, were cancelled. The 1,000,000 shares of common stock that had vested were returned to the Company and cancelled. The previously recognized stock compensation on the unvested shares of $673,063 was reversed during the nine months ended March 31, 2015.

On November 17, 2014, 10,000,000 shares of common stock previously issued to an officer and Director were returned to the Company and cancelled.

Preferred Stock

On July 16, 2013, the Company Amended the Articles of Incorporation to state that the Company is authorized to issue 20,000,000 shares of Preferred Stock. The Amendment was effective when the Certificate of Amendment was filed with the Secretary of the State of Nevada on July 18, 2013. As of March 31, 2015, there were 0 shares of Highlight Networks, Inc. $0.001 par value preferred stock outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of March 31, 2015 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. On March 31, 2015, as required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2015

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties
-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended March 31, 2015 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101* Interactive Data Files for Highlight Networks, Inc. 10Q for the Period Ended March 31, 2015

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

Dated: April 29, 2015

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

