Form 10-K
period 2015-06-30
HighLight Networks, Inc.
filed 2017-03-03
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended June 30, 2015

or

☐ Transitional Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

333-153575
COMMISSION FILE NO.

HIGHLIGHT NETWORKS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-1507527
(State of incorporation)	(IRS Employer Identification Number)

2371 Fenton Street, Chula Vista, CA	91914
(Address of principal executive offices)	(Zip Code)

(619) 726 7603

(Registrant’s telephone number, including area code)

7325 Oswego Road, Liverpool, NY 13090

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock: $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   [ ] Yes  [X] No

Indicate by check mark whether the registrant if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  [ ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] No [X] Yes

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes [X] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer Accelerated filer

[ ]  Non-accelerated filer

[X]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $0.01

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 58,167,600 as of March 3, 2017.

HIGHLIGHT NETWORKS, INC.

Form 10-K

Report for the Fiscal Year

Ended June 30, 2015

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

As used in this Annual Report, the terms "we," "us," "our," "Highlight," and the "Company" means Highlight Networks, Inc. unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

The Company was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year end. During the period of 2015, the Company experienced a change of control. This event was disclosed on its Form 8-K filed on January 27, 2017. The Company has no current operations or revenue; therefore, as defined within the Securities Act Rule 405, and the Exchange Act Rule 12b-2, it is other than an asset-backed issuer, with no nominal operations; either no or nominal assets, assets consisting of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. Thus, we reverted to shell company status on June 18, 2015. From the period of June 18, 2015 to the date of this filing, we have had no activities. The information below outlines the activities and events of the Company prior to becoming a shell company.

On March 11, 2013, EZ Recycling, Inc. was formed and incorporated to serve as a wholly owned subsidiary of Highlight Networks, Inc. EZ Recycling, Inc. is incorporated in the State of Nevada. All inter-company balances and transactions are eliminated in consolidation.

On June 5, 2015, Legacy International Holdings Group, LLC., and Allied Crown Enterprises Limited, entered into a share purchase agreement (the "SPA") to purchase 98% of the outstanding capital stock of Highlight Networks, Inc., from Infanto Holding Corp. for an aggregate purchase price of $315,000. The purchase represented 98% of Highlight Networks, Inc., or 57,000,000 shares of restricted common stock. The Company has 58,167,600 shares issued and outstanding as of the date of this filing.

From the date of its change of control on June 18, 2015, the Company has conducted no business operations and has been in the developmental stage. We intend to either retain an equity interest in any private company we engage in a business combination or we may receive cash and/or a combination of cash and common stock from any private company we complete a business combination with. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

Business

We currently have no operations. We are a shell company. Upon our Change of Control on June 18, 2015, our operating asset, EZ Recycling, Inc. was removed and we reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

Our Plan

The Company plans on identifying a business entity, if any, which may be interested in a business combination with the Company, may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and

•	a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of the sole officer and director of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Additionally, management will investigate an entity to engage a potential acquisition through reviewing available financial statements, interviewing a potential acquisition’s primary vendors and customers as well as financial advisors.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Any private company could seek to become public by filing their own registration statement with the Securities and Exchange Commission and avoid compensating us in any manner and therefore there may be no perceived benefit to any private company seeking a business combination with us as we are obligated under SEC Rules to file a Form 8-K with the SEC within four (4) days of completing a business combination which would include information required by Form 10 on the private company. It is possible that, prior to the Company successfully consummating a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. As a result we may not be able to complete a business combination.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company, such as the need to become a public company in order to use its security to acquire assets or a business, provide stock to retain key employees as incentive, and the desire to become public due to these perceived benefits, and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholder of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s director may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the determination of management with a vote or approval by our stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holder of a majority of the outstanding securities. The necessity to obtain such stockholder’s approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.

The analysis of new business opportunities will be undertaken by or under the supervision of Jose R. Mayorquin, the Company's sole officer and director. As the Company has no capital, the Company is largely dependent on Mr. Mayorquin in providing the Company with the necessary funds to implement its business plan, which Mr. Mayorquin has agreed to provide until the Company completes a business combination. Mr. Mayorquin will seek to devote (25) twenty-five hours per week of his time to our operations, and, accordingly, consummation of a business combination may require a greater period of time than if he devoted his full time to our affairs. Mr. Mayorquin will seek to locate a target company for the Company through solicitation. Such solicitation may include, but is not limited to; newspaper or magazine advertisements, mailings and other distributions to accounting firms, law firms, investment bankers, financial advisors, venture capitalists, private equity firms, and similar persons, the use of one or more web sites and/or similar methods. We also expect that many prospective Target Businesses will be brought to our sole officer and director’s attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community and others who may present unsolicited proposals. The Company has no plans, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities to the Company. The Company can give no assurances that it will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to the Company for implementation of its business plan. Furthermore, the Company can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to the Company or its current stockholders.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

All such costs for the next twelve (12) months and beyond will be paid with money contributed by Jose R. Mayorquin, our sole director, and officer. Mr. Mayorquin’s agreement to contribute resources to the company is limited as his resources allow.

We presently have no employees apart from our management. Additionally, Mr. Mayorquin is engaged in outside business activities and anticipates he will devote to our business limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A. RISK FACTORS

Our business is difficult to evaluate because we have no current operating history.

As the Company has no current operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. With our limited resources, we are faced with significant administrative costs of being a reporting company, additionally; our accountant’s report has raised substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. Our President, Chief Executive Officer, Chief Financial Officer and Chairman, Jose R. Mayorquin has resources committed to funding our operations; we anticipate that we can continue as a going concern without obtaining additional working capital for five years. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by our management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of our management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Control by management

As of the date of this registration statement, an entity controlled by Mr. Mayorquin, Legacy International Holdings Group, LLC owns 98% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock will have voting rights even if they will not control the votes of the board of directors or stockholders.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation, or parameters for a potential business combination, and shareholders may be exposed to unknown risks following a merger if the merger partner is a development stage company or financially unstable. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than (25) twenty-five hours per week to the Company’s affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

Management has other business activities which may compete with time commitments and potential business opportunities allocated toward the Company.

Our President, Chief Executive Officer, Chief Financial Officer and Chairman, Jose R. Mayorquin is involved in other business activities and may, in the future, become involved in other business opportunities that become available. Mr. Mayorquin’s other business activities may compete with time commitments allocated toward the Company. A potential conflict may arise if Mr. Mayorquin’s other business activities coincide with an event of the Company. Mr. Mayorquin may face a conflict in selecting between the Company and his other business interests. There can be no assurances made that in the event Mr. Mayorquin’s other business activities or opportunities come into conflict that it will not diminish, or impact his role with the Company which would result in a loss of opportunity for the Company. The Company has not formulated a policy for the resolution of such conflicts.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our stockholders may have a minority interest in the Company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors and control our Company.

Risks of ownership of “Penny Stocks” under SEC regulations

Penny stocks have less visibility and transparency than higher priced securities. Companies that are quoted as penny stocks have risks that are inherently greater than securities that are higher priced due to such factors as less disclosure, lower investor interest and uncertain financial conditions of the issuer. The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our stock.

We have never paid dividends on our common stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We will be deemed a blank check company under Rule 419 of the Securities Act of 1933. In any subsequent offerings, we will have to comply with Rule 419.

If we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. This is only a brief summary of Rule 419.

ITEM 2.     PROPERTIES

We currently do not own any properties. We have no rental or lease agreements. We are allowed to maintain our address of 2371 Fenton Street, Chula Vista, CA without expense by our President, Chief Executive Officer, Chief Financial Officer and Chairman, Jose R. Mayorquin

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.    MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is listed for trading on the Over the Counter Pink Sheets under the symbol "HNET". Our shares have been trading since June 2012. The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Quarter ended June 30, 2014	$0.75	$0.22

Quarter ended September 30, 2014	$0.31	$0.05

Quarter ended December 31, 2014	$0.05	$0.05

Quarter ended March 31, 2015	$0.05	$0.05

Quarter ended June 30, 2015	$0.20	$0.05

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

Holders of Record

As of June 30, 2015, we had approximately 63 shareholders of record of our common stock and 58,167,600 shares issued and outstanding. As of the date of this filing, these figures continue to be accurate.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our consolidated balance sheets at June 30, 2015 compared to 2014 and consolidated statements of operations for the year ended June 30, 2015 compared to 2014.

	At June 30,
	2015	2014
Balance Sheet:
Cash	$-	$6,081
Total Assets	-	18,456
Total Liabilities	257,957	590,407
Total Stockholders’ Deficit	$(257,957)	$(571,951)
	Years Ended June 30
	2015	2014
Statement of Operations:
Revenue	$400	$7,303
Net Income (Loss)	425,788	(8,453,056)
Net Income (Loss) Per Share of Common Stock	$(0.04)	$(0.85)

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

Overview

Highlight Networks, Inc. has no operations nor does it currently engage in any business activities generating revenues. Upon our Change of Control on June 18, 2015, our operating asset, EZ Recycling, Inc. was removed and we reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Our current principal business objective is to achieve a business combination with a target company.

As of June 30, 2015, pursuant to its change of control, the Company had removed its operating asset and has not generated revenues and had no income or cash flows from operations since. At June 30, 2015, the Company had sustained net income of $425,788.

Our president, Jose R. Mayorquin will seek a suitable candidate for a merger transaction. If the target company chooses to enter into business combination with Highlight Networks, Inc., a Form 8-K disclosure document will be prepared after such business combination. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that we will be successful in locating or negotiating with any target company.

The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

In analyzing prospective business opportunities, we may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company may no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

The Company will participate in a business combination after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

Results of Operations from exited operations for year ended June 30, 2015 compared to the year ended June 30, 2014

Revenues

Our total revenue decreased by $6,903, from $7,303 in the year ended June 30, 2014 to $400 in the year ended June 30, 2015. In the prior year revenue was from recycling, refining, metals trading and assisting in metal recovery. The $400 earned in the current year was from the sale of scrap metal the Company had acquired at no cost.

Cost of Goods Sold

Our overall cost of goods sold increased by $8,009, from $2,939 in the year ended June 30, 2014 to $10,948 in the year ended June 30, 2015. In the current year, the cost of goods consisted only of inventory that had been impaired during the year.

Consulting expense

During the year ended June 30, 2014, we had $6,249,470 of consulting expense compared to $0 in the current year. In the prior year all but $500 was a non-cash expense due to the issuance of stock for services. There was no stock issued for services in the current year.

General and Administrative expense

During the year ended June 30, 2014, we incurred $1,942,615 of general and administrative expense compared to ($564,971) in the current year ended June 30, 2015. In the prior year we recognized $1,629,697 of non-cash stock compensation expense. Of this $673,063 was reversed in the current year. This was offset by outside services, salaries and other administrative costs.

Rent Expense

Rent expense decreased by $8,000 to $88,000 for the year ended June 30, 2015 compared to $96,000 for the year ended June 30, 2014. In the current year there was no rent expense incurred for June 2015 due to the change of control taking place.

Other expense

Interest expense decreased by $40,622 from $77,191 in the year ended June 30, 2014 to $36,569 in the year ended June 30, 2015. In the prior year interest expense included approximately $54,000 for the amortization of debt discount. There was no debt discount amortization in the current year.

For the year ended June 30, 2014 we recognized $92,144 of gain from the extinguishment of debt compared to $4,066 in the current year.

Net Loss

The Company had a net loss of $8,453,056 for the year ended June 30, 2014 as compared tonet income of $425,788 for the year ended June 30, 2015. As discussed above the net loss in the prior year can be partly attributed to non-cash stock compensation expense, interest expense and a loss on extinguishment of debt. The current year gain is due to the reversal of $673,063 of stock compensation expense.

Liquidity and Capital Resources

Cash Flow

Our primary source of liquidity has been cash from shareholder loans. For the year ended June 30, 2015, we used $83,816 of cash in operations and received $77,735 from related party loans.

As of June 30, 2015, we owed Friction & Heat LLC and Joseph C. Passalaqua a total of $400,762 of principal and $56,918 of accrued interest. Joseph C. Passalaqua is the sole managing member of Friction & Heat LLC and a former officer of Highlight Networks, Inc. In conjunction with the change of control on June 18, 2015, all principal and accrued interest were exchanged for common stock and a new Promissory Note for $256,132. The new note to Friction & Heat, LLC was executed on June 5, 2015, is unsecured, due on demand and accrues interest at 10% per annum. The remaining balance of $201,548 was a portion of the total related party debt converted into 55,000,000 shares of common stock.

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

On October 9, 2014, the Company, Data Capital Corp and Gemini Global Group Corp. mutually agreed to cancel the Engagement Agreement dated November 1, 2013 and the commitment to issue the 3,000,000 unearned shares, along with the 1,000,000 shares previously issued. The 1,000,000 shares of common stock that had vested were returned to the Company and cancelled. The previously recognized stock compensation on the unvested shares of $673,063 was reversed during the year ended June 30, 2015. On November 17, 2014, 10,000,000 shares of common stock previously issued to an officer and Director were returned to the Company and cancelled.

In conjunction with the change of control on June 18, 2015, total related party debt of $261, 269 was forgiven and credited to paid in capital.

In conjunction with the change of control on June 18, 2015, $300,000 of related party debt was converted into 55,000,000 shares of common stock.

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

Highlight Networks, Inc.

Table of Contents

Reports of Independent Registered Public Accounting Firm	19

ConsolidatedBalance Sheets as of June 30, 2015 and 2014	20

ConsolidatedStatements of Operations for the Years Ended June 30, 2015 and 2014	21

ConsolidatedStatement of Stockholders’ Deficit for the Years Ended June 30, 2015 and 2014	22

ConsolidatedStatements of Cash Flows for the Years Ended June 30, 2015 and 2014	23

Notes to the ConsolidatedFinancial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Highlight Networks, Inc.

We have audited the accompanying balance sheet of Highlight Networks, Inc. as of June 30, 2015 and the related statements of operations, shareholders’ equity and cash flows for the year then ended. Highlight Networks, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We were not engaged to examine management’s assertion about the effectiveness of Highlight Networks, Inc.’s internal control over financial reporting as of June 30, 2015.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highlight Networks, Inc. as of June 30, 2015, and the results of its operations and its cash for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial Statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

February 25, 2017

Highlight Networks, Inc. Consolidated Balance Sheets
	June 30,	June 30,
	2015	2014
ASSETS
Current Assets:

Cash	$-	$6,081
Prepaid expenses	-	1,427
Inventory	-	10,948

Total Current Assets	-	18,456

Total Assets	$-	$18,456

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$-	$69,939
Accrued expenses	1,825	27,176
Accounts payable to related parties	-	170,265
Notes payable to related parties	256,132	323,027

Total Liabilities	257,957	590,407

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 14,167,600 shares issued and outstanding, respectively	58,168	14,168
Additional paid-in capital	8,542,963	8,698,757
Accumulated deficit	(8,859,088)	(9,284,876)

Total Stockholders’ Equity (Deficit)	(257,957)	(571,951)

Total Liabilities and Stockholders' Equity	$-	$18,456

The accompanying notes are an integral part of these consolidated financial statements.

Highlight Networks, Inc. Consolidated Statements of Operations
	For the Years Ended
	June 30,
	2015	2014

Revenue:
Income	$400	$7,303
Cost of goods sold	(10,948)	(2,939)
Gross margin	(10,548)	4,364

Operating Expenses:
Consulting expense	-	6,249,470
General & administrative expenses	(564,971)	1,942,615
Rent expense	88,000	96,000
Total operating expenses	476,971	8,288,085

Income (loss) from operations	466,423	(8,283,721)

Other expense:
Interest expense	(36,569)	(77,191)
Loss on extinguishment of debt	(4,066)	(92,144)
Total other expense	(40,635)	(169,335)

Income (loss) before income taxes	425,788	(8,453,056)

Provision for income taxes	-	-

Net income (loss)	$425,788	$(8,453,056)

Basic income (loss) per share	$0.04	$(0.85)

Basic weighted average shares	11,060,751	10,003,107

The accompanying notes are an integral part of these consolidated financial statements.

Highlight Networks, Inc. Consolidated Statement of Stockholders’ Equity (Deficit) Years ended June 30, 2015 and 2014
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2013	2,894,600	$2,895	$685,373	$(831,820)	$(143,552)

Common stock issued for services	11,273,000	11,273	7,867,394	-	7,878,667

Debt discount due to beneficial conversion feature	-	-	145,990	-	145,990

Net loss for the year ended June 30, 2014	-	-	-	(8,453,056)	(8,453,056)

Balance at June 30, 2014	14,167,600	14,168	8,698,757	(9,284,876)	(571,951)

Common stock cancelled	(11,000,000)	(11,000)	11,000	-	-

Common stock issued for conversion of related party debt	55,000,000	55,000	245,000	-	300,000

Reversal of Stock compensation expense	-	-	(673,063)	-	(673,063)

Forgiveness of related party debt	-	-	261,269	-	261,269

Net income for the year ended June 30, 2015	-	-	-	425,788	425,788

Balance at June 30, 2015	58,167,600	$58,168	$8,542,963	$(8,859,088)	$(257,957)

The accompanying notes are an integral part of these consolidated financial statements.

Highlight Networks, Inc. Consolidated Statements of Cash Flows
	For the Years Ended
	June 30,
	2015	2014
Cash flows from operating activities:

Net income (loss)	$425,788	$(8,453,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	-	53,846
Cancellation of stock based compensation	(673,063)	-
Stock-based compensation	-	7,878,667
Loss on extinguishment of debt	4,066	92,144
Changes in assets and liabilities:
Accounts receivable	-	1,182
Inventory	10,948	2,121
Prepaid expenses	(2,639)	628
Accounts payable and accrued expense	321,349	80,577
Accounts payable to related parties	(170,265)	138,165

Net cash used in operating activities	(83,816)	(205,726)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from notes payable to related parties	77,735	202,295
Payments on related party debt borrowings	-	(40,498)

Net cash provided by financing activities	77,735	161,797

Net decrease in cash	(6,081)	(43,929)

Cash, beginning of year	6,081	50,010

Cash, end of year	$-	$6,081

Supplemental disclosures of cash flow information:
Interest	$-	$4,352

Non-cash investing and financing activities:
Common stock issued for conversion of debt	$300,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Highlight Networks, Inc.

Notes to the Consolidated Financial Statements

June 30, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year end.

On March 11, 2013, EZ Recycling, Inc was formed and incorporated to serve as a wholly owned subsidiary of Highlight Networks, Inc. EZ Recycling is incorporated in the State of Nevada. EZ Recycling was spun off in conjunction with the share purchase agreement referred to in the following paragraph. All inter-company balances and transactions entered into prior to the change in ownership described in the following paragraph were eliminated in consolidation and the financial statements reflect the deconsolidation of the subsidiary as of the change in control date.

On June 5, 2015, Legacy International Holdings Group, LLC, and Allied Crown Enterprises Limited, entered into a share purchase agreement (the "SPA") to purchase 98% of the outstanding capital stock of Highlight Networks, Inc., from Infanto Holding Corp. for an aggregate purchase price of $315,000. The purchase represented 98% of Highlight Networks, Inc., or 57,000,000 shares of restricted common stock. The Company has 58,167,600 shares issued and outstanding as of the date of this filing.

Nature of Business

From the date of its change of control on June 18, 2015, the Company has conducted no business operations and has been in the developmental stage. Upon the Change of Control on June 18, 2015, the Company’s operating asset, EZ Recycling, Inc. was removed and the Company reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

The Company’s principal executive offices are located at 2371 Fenton Street, Chula Vista, CA 91914.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control, and preventing and detecting fraud. Our system of internal accounting control is designed to assure, among other items, that: (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements that present fairly our financial condition, results of operations, and cash flows for the respective periods being presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits and customer receivables.  The Company maintains cash with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.  To reduce risk, the Company performs credit evaluations of its customers and maintains reserves when necessary for potential credit losses.

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of June 30, 2015 and 2014.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net Loss per Share

Net income (loss) per common share is computed pursuant to section ASC 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares as of June 30, 2015.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and 2014.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2015 and 2014.

Income Taxes

We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

We adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – INVENTORY

Inventories are valued at the lower of cost (using average cost) or market. As of June 30, 2014, the company had 6,475 lbs. of scrap metal and used circuit boards in inventory valued at $4,864 and 444 items of EBAY merchandise in inventory valued at $6,084. During the year ended June 30, 2015, management determined that the remaining inventory was impaired and an impairment loss of $10,948 was recognized. The impairment loss is classified as cost of goods sold in the consolidated statements of operations.

Inventory consisted of the following finished goods as of June 30:

	2015	2014
EBAY merchandise	$-	$6,084
Scrap metal	-	4,864
Total inventor	$-	$10,948

NOTE 4 – STOCKHOLDERS’ EQUITY

On October 9, 2014, the Company, Data Capital Corp and Gemini Global Group Corp. mutually agreed to cancel the Engagement Agreement dated November 1, 2013 and the commitment to issue the 3,000,000 unearned shares, along with the 1,000,000 shares previously issued. The 1,000,000 shares of common stock that had vested were returned to the Company and cancelled. The previously recognized stock compensation on the unvested shares of $673,063 was reversed during the year ended June 30, 2015. On November 17, 2014, 10,000,000 shares of common stock previously issued to an officer and Director were returned to the Company and cancelled. The 11,000,000 cancelled shares referred to above were valued at $11,000 based on the Company’s per share par value of $0.001. The par value was used for valuation purposes because the Company’s stock was not trading for significant periods throughout the related cancellation transaction dates.

In conjunction with the change of control on June 18, 2015, total related party debt of $261, 269 was forgiven and credited to paid in capital.

In conjunction with the change of control on June 18, 2015, $300,000 of related party debt was converted into 55,000,000 shares of common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

From 2013-2015, the Company incurred loans due to related parties, Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is the sole managing member of Friction & Heat LLC and a former officer of Highlight Networks, Inc. The outstanding related party debt was held in unsecured promissory notes, bearing interest at 10% per annum and matured between on demand and March 31, 2016. As of June 30, 2014, the Company had a total outstanding principal and accrued interest of $323,027 and $22,176, respectively. During the year ended June 30, 2015, an additional $77,735 was borrowed and $34,742 of interest accrued bringing the total related party debt to $457,680. In conjunction with the change of control on June 18, 2015, all principal and accrued interest were exchanged for common stock and a new $256,132 Promissory Note. The new note to Friction & Heat, LLC was executed on June 5, 2015, is unsecured, due on demand and accrues interest at 10% per annum. The remaining related party debt balance of $201,548 was part of the $300,000 related party debt that was converted into 55,000,000 shares of common stock.

From 2013-2015, the Company incurred liabilities for unpaid rent at $8,000 monthly to Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua the sole managing member of Remix Ventures, LLC and former officer of Highlight Networks, Inc. As of June 18, 2015 and June 30, 2014, the amount due for rent was $216,000 and $32,000, respectively. In conjunction with the change of control on June 18, 2015, the balance due of $216,000 was forgiven and was part of the $261,269 credited to paid in capital.

From 2013 -2015, the Company incurred liabilities for the reimbursement of property taxes that were paid by Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua is the sole managing member of Remix Ventures, LLC and a former officer of Highlight Networks, Inc. As of June 18, 2015 and June 30, 2014, the amount due in property tax reimbursement to Remix Ventures LLC was $72,282 and $42,165, respectively. In conjunction with the change of control on June 18, 2015, the balance due of $72,282 was a portion of the total related party debt of $300,000 that was converted into 55,000,000 shares of common stock.

In 2015, the Company incurred liabilities for bookkeeping, internal accounting, office assistant services and secretarial services that were rendered by Lyboldt-Daly, Inc. As of January 1, 2015, Highlight Networks ceased all payroll activities and does not have employees, therefore reimbursement is owed to Lyboldt-Daly, Inc for use of their employees in rendering these outside services. Joseph C. Passalaqua is the President of Lyboldt-Daly, Inc. and a former officer of Highlight Networks, Inc. As of June 18, 2015, the amount due for outside services to Lyboldt-Daly, Inc. was $26,170. The balance due was forgiven and was part of the $300,000 total related party debt converted into 55,000,000 shares of common stock.

In conjunction with the change of control on June 18, 2015, other related party accounts payable totaling $45,269 were forgiven and credited to paid in capital.

NOTE 6 – INCOME TAXES

The Company had no income tax expense (benefit) for the years ended June 30, 2015 and 2014. At June 30, 2015, the Company’s accumulated net operating loss carry-forwards for federal and state income purposes was approximately $1,119,000. These losses are available for future years and expire through June 2034. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. At June 30, 2015 and 2014, the Company had deferred tax assets of approximately $389,200 and $305,200, respectively, principally arising from net operating loss carry forwards for income tax purposes. The Company has determined it more likely than not that these timing differences will not materialize and provided a full valuation allowance against all of the deferred tax assets.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $8,859,088, a working capital deficit and has had limited revenues The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

NOTE 8 – DECONSOLIDATION

Prior to the Company’s change of control referred to in Note 1, the results of operations of the Company’s subsidiary, EZ Recycling, was included in the statement of operations, after giving effect to any necessary eliminating entries for intercompany transactions. Upon the change of control, the subsidiary was spun-off and consolidation ceased. Accordingly, at June 30, 2015 the books of the Company were only comprised of one entity, Highlights Networks, Inc.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855-10, Subsequent Events, through the date the financial statements were issued and determined that no subsequent events occurred that would require adjustment to or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 13, 2017, the board of directors and principle officer dismissed Malone Bailey LLP (“MB”) as the independent registered public accounting firm of the Company. There were no disagreements with MB on any matter of accounting principles or practices.

ITEM 9A. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above and are not effective

On June 30, 2015, Our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties

-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred as of June 30, 2015 during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do not have proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, De Leon & Company, P.A, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, De Leon & Company, P.A expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

In 2015, Joseph C. Passalaqua and Alfonso Knoll resigned from the Company pursuant to a Change in Control by way of a Share Purchase Agreement. Jose R. Mayorquin was appointed as President, Chief Executive Officer, Chief Financial Officer and Chairman.

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

In 2015, Joseph C. Passalaqua and Alfonso Knoll resigned from the Company pursuant to a Change in Control by way of a Share Purchase Agreement. The resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(b)	Officers and Directors

The following persons were appointed as our officers and directors during 2015.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
Jose R. Mayoquin	45	President, Chief Executive Officer, Chief Financial Officerand Chairman

Jose R. Mayorquin, Age 45, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Mr. Mayorquin began his career in 1987 in his family owned business, MY Seafood. After graduating from Chula Vista Christian High School, he went on to study business administration in Tulsa, Oklahoma from 1991-1995. In 1995 he helped found a non-profit organization, El Camino Christian Communities, while at the same time managing sales at MY Seafood. He began a nonprofit organization in 1997, and is the President of La Roca Christian Communities with locations in the United States and Mexico. From 2003-2007 he was president of Mayorquin Development. From 2007-2012 he was President of Legacy International Holdings, and from 2013-2017, the acting President of Royal Capital Holdings, a company that oversees investments in Real Estate, mining, and other venture opportunities.

Mr. Mayorquin does not have compensation arrangements or any related party transactions to disclose.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the all executive officers of the Company as of June 30, 2015 and 2014. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Current Officers:
Alfonso Knoll President/CEO/Director	2014-2015	-0-	-0-	-0-	-0-	-0-

Joseph C. Passalaqua Secretary/CFO/Director	2014-2015	-0-	-0-	-0-	-0-	-0-
Former Officers:
Danny Mendelson Vice President	2014-2015	-0-	-0-	-0-	-0-	-0-

Richard Weaver Vice President	2014-2015	-0-	-0-	-0-	-0-	-0-

Options/Stock Appreciation Rights

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2015 or for the previous year ended June 30, 2014.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2015 and the same period ending June 30, 2014.

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

During 2014, Richard Weaver and Danny Mendelson both resigned as Vice Presidents and Directors of the Company. Danny Mendelson also resigned as CEO of EZRecycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. The resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices

On June 5, 2015, Legacy International Holdings Group, LLC, and Allied Crown Enterprises Limited, entered into a share purchase agreement (the "SPA") to purchase 98% of the outstanding capital stock of Highlight Networks, Inc., from Infanto Holding Corp. for an aggregate purchase price of $315,000. The purchase represented 98% of Highlight Networks, Inc., or 57,000,000 shares of restricted common stock. The equity portion of the transaction was acquired by Legacy International Holdings Group, LLC for $65,000, and Allied Crown Enterprises Limited acquired the outstanding debt for $250,000. As of the date referenced in this action, Highlight Networks, Inc. had 58,167,600 shares issued and outstanding.

The following two tables presents certain information regarding beneficial ownership of our common stock for the years ended June 30, 2014 and June 30, 2015 by each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors, each named executive officer and all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares show.

The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2014:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding

Alfonso Knoll President; CEO; Director	-0-	0%
Infanto Holdings Corp.
Joseph C. Passalaqua Secretary; CFO; Director	12,000,000	85%

Officers and Directors as a Group	12,000,000	85%

*14,167,600 shares of outstanding common stock as of June 30, 2014

The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2015:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding

Legacy International Holdings Group, LLC. (1)	57,000,000	98%

Officers and Directors as a Group	0	0%

*58,167,600 shares of outstanding common stock as of June 30, 2015

Jose R. Mayorquin, President, CEO, CFO, Chairman of the Board of Directors (1)	57,000,000	98%

(1)	Mr. Mayorquin controls Legacy International Holdings Group, LLC. and is the beneficial owner of its shares in the Company.

The Company’s principal executive offices are located at 2371 Fenton Street, Chula Vista, CA 91914.

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

On June 5, 2015, Legacy International Holdings Group, LLC, and Allied Crown Enterprises Limited, entered into a share purchase agreement (the "SPA") to purchase 98% of the outstanding capital stock of Highlight Networks, Inc., from Infanto Holding Corp. for an aggregate purchase price of $315,000. The purchase represented 98% of Highlight Networks, Inc., or 57,000,000 shares of restricted common stock. The equity portion of the transaction was acquired by Legacy International Holdings Group, LLC for $65,000, and Allied Crown Enterprises Limited acquired the outstanding debt for $250,000. As of the date referenced in this action, Highlight Networks, Inc. had 58,167,600 shares issued and outstanding.

Director Independence

Under NASDAQ rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Jose R. Mayorquin, is also an officer of the Company.  As a result, we do not have any independent directors.

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

 ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)    Audit Fees:  The Company’s previous principal accounting firm, MaloneBailey LLP has billed $5,000 for Audit services for the year ended June 30, 2014.

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

HIGHLIGHT NETWORKS, INC.

Date: March 3, 2017

by: /s/ Jose R. Mayorquin

Jose R. Mayorquin

President; Chief Executive Officer,Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

by: /s/ Jose R. Mayorquin

Jose R. Mayorquin

President; Chief Executive Officer,Chief Financial Officer and Director

-46-