Form 10-Q
period 2015-12-31
HighLight Networks, Inc.
filed 2017-03-06
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

There are 58,167,600 shares of Highlight Networks, Inc. $0.001 par value common stock outstanding as of December 31, 2015 and 58,167,600 shares of $0.001 par value common stock outstanding as of the date of this filing March 6, 2017.

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Highlight Networks, Inc.

Table of Contents

Condensed Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015(unaudited)	4

Condensed Statements of Operations for the Three and Six Months Ended December 31, 2015 and 2014 (unaudited)	5

Condensed Statements of Cash Flows for the Six Months Ended December 31, 2015 and 2014 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

Highlight Networks, Inc. Condensed Balance Sheets Unaudited
	December 31,	June 30,
	2015	2015
ASSETS
Current Assets:

Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$14,737	$1,825
Notes payable to related parties	256,132	256,132

Total Liabilities	270,869	257,957

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,542,963	8,542,963
Accumulated deficit	(8,872,000)	(8,859,088)

Total Stockholders’ Deficit	(270,869)	(257,957)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc. Condensed Statements of Operations (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenue:
Income	$-	$-	$-	$
Cost of goods sold	-	-	-		(6,084)
Gross margin	-	-	-		(6,084)

Operating Expenses:
General & administrative expenses	-	34,176	-		(595,436)
Rent expense	-	24,000	-		48,000
Total operating income (expenses)	-	58,176	-		(547,436)

Income (loss) from operations	-	(58,176)	-		541,352

Other expense:
Interest expense	(6,456)	(9,519)	(12,912)		(17,970)
Total other expense	(6,456)	(9,519)	(12,912)		(17,970)

Income (loss) before income taxes	(6,456)	(67,695)	(12,912)		523,382

Provision for income taxes	-	-	-		-

Net income (loss)	$(6,456)	$(67,695)	$(12,912)		$523,382

Basic income (loss) per share	$(0.00)	$(0.01)	$(0.00)		$0.05

Basic weighted average shares	58,167,600	8,482,817	58,167,600		11,325,209

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc. Condensed Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:

Net income (loss)	$(12,912)	$523,382
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cancellation of stock based compensation	-	(673,063)
Impairment of inventory	-	6,084
Changes in assets and liabilities:
Accounts payable and accrued expense	12,912	4,195
Accounts payable to related parties	-	66,070

Net cash used in operating activities	-	(73,332)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from notes payable to related parties	-	68,250

Net cash provided by financing activities	-	68,250

Net decrease in cash	-	(5,082)

Cash, beginning of period	-	6,081

Cash, end of period	$-	$999

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc.

Notes to the Condensed Financial Statements

December 31, 2015

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

Nature of Business

From the date of its change of control on June 15, 2015, the Company has conducted no business operations and has been in the developmental stage. Upon the Change of Control on June 15, 2015, the Company’s operating asset, EZ Recycling, Inc. was removed and the Company reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

In conjunction with the change of control on June 15, 2015, total related party debt of $261, 269 was forgiven and credited to paid in capital.

In conjunction with the change of control on June 15, 2015, $300,000 of related party debt was converted into 55,000,000 shares of common stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

From 2013-2015, the Company incurred loans due to related parties, Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is the sole managing member of Friction & Heat LLC and a former officer of Highlight Networks, Inc. The outstanding related party debt was held in unsecured promissory notes, bearing interest at 10% per annum and matured between on demand and March 31, 2016. As of June 30, 2014, the Company had a total outstanding principal and accrued interest of $323,027 and $22,176, respectively. During the year ended June 30, 2015, an additional $77,735 was borrowed and $34,742 of interest accrued bringing the total related party debt to $457,680. In conjunction with the change of control on June 15, 2015, all principal and accrued interest were exchanged for common stock and a new $256,132 Promissory Note. The new note to Friction & Heat, LLC was executed on June 5, 2015, is unsecured, due on demand and accrues interest at 10% per annum. The remaining related party debt balance of $201,548 was part of the $300,000 related party debt that was converted into 55,000,000 shares of common stock. As of December 31, 2015, there was $256,132 and $14,737 of principal and interest, respectively, due on the Note to Friction & Heat LLC.

From 2013-2015, the Company incurred liabilities for unpaid rent at $8,000 monthly to Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua the sole managing member of Remix Ventures, LLC and former officer of Highlight Networks, Inc. As of June 15, 2015, the amount due for rent was $216,000. In conjunction with the change of control on June 15, 2015, the balance due of $216,000 was forgiven and was part of the $261,269 credited to paid in capital.

From 2013 -2015, the Company incurred liabilities for the reimbursement of property taxes that were paid by Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua is the sole managing member of Remix Ventures, LLC and a former officer of Highlight Networks, Inc. As of June 15, 2015, the amount due in property tax reimbursement to Remix Ventures LLC was $72,282. In conjunction with the change of control on June 15, 2015, the balance due of $72,282 was a portion of the total related party debt of $300,000 that was converted into 55,000,000 shares of common stock.

In 2015, the Company incurred liabilities for bookkeeping, internal accounting, office assistant services and secretarial services that were rendered by Lyboldt-Daly, Inc. As of January 1, 2015, Highlight Networks ceased all payroll activities and does not have employees, therefore reimbursement is owed to Lyboldt-Daly, Inc for use of their employees in rendering these outside services. Joseph C. Passalaqua is the President of Lyboldt-Daly, Inc. and a former officer of Highlight Networks, Inc. As of June 15, 2015, the amount due for outside services to Lyboldt-Daly, Inc. was $26,170. The balance due was forgiven and was part of the $300,000 total related party debt converted into 55,000,000 shares of common stock.

In conjunction with the change of control on June 15, 2015, other related party accounts payable totaling $45,269 were forgiven and credited to paid in capital.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $8,872,000, a working capital deficit and has had limited revenues The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

NOTE 6 – DECONSOLIDATION

Prior to the Company’s change of control referred to in Note 1, the results of operations of the Company’s subsidiary, EZ Recycling, was included in the statement of operations, after giving effect to any necessary eliminating entries for intercompany transactions. Upon the change of control, the subsidiary was spun-off and consolidation ceased. Accordingly, at December 31, 2015 the books of the Company were only comprised of one entity, Highlights Networks, Inc.

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

Overview

We currently have no operations. We are a shell company. Upon our Change of Control on June 15, 2015, our operating asset, EZ Recycling, Inc. was removed and we reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

Results of Operations for the three months ended December 31, 2015 compared to the exited operations for the three months ended December 31, 2014

Revenues

There was no revenue for either the three months ended December 31, 2015 or 2014.

General and Administrative expense

During the three months ended December 31, 2015, we incurred $0 of general and administrative expense compared to $34,176for the three months ended December 31, 2014. In the current period, there was no expense incurred as there has been no activity. In the prior period expenses consisted of outside services, salaries and other administrative costs.

Rent Expense

Rent expense decreased by $24,000 to $0for the three months ended December 31, 2015 compared to $24,000 for the three months ended December 31, 2014 In the current year there was no rent expense incurred due to the change of control that took place.

Other expense

Interest expense decreased by $3,063 from $9,519for the period ended December 31, 2015 to $6,456for the period ended December 31, 2014. The decrease is the result of interest accruing on lower principal debt.

Net Loss

The Company had a net loss of $6,456for the three months ended December 31, 2015 as compared to a net loss of $67,695 for the three months ended December 31, 2014. In the current year net loss consists only of interest expense as there are no operations at this time.

Results of Operations for the six months ended December 31, 2015 compared to the exited operations for the six months ended December 31, 2014

Revenues

There was no revenue for either the six months ended December 31, 2015 or 2014.

Cost of Goods Sold

There were no cost of goods sold in the current period. In the prior period, the cost of goods consisted only of inventory that had been impaired during the period.

General and Administrative expense

During the six months ended December 31, 2015, we incurred $0 of general and administrative expense compared to ($595,436) for the six months ended December 31, 2014. In the current period, there was no expense incurred as there has been no activity. In the prior period, we cancelled stock for services resulting in a $673,063 reversal of the expense previously recognized. This was offset by outside services, salaries and other administrative costs.

Rent Expense

Rent expense decreased by $48,000 to $0 for the six months ended December 31, 2015 compared to $48,000 for the six months ended December 31, 2014. In the current year there was no rent expense incurred due to the change of control that took place.

Other expense

Interest expense decreased by $5,058 from $17,970 in the period ended December 31, 2014 to $12,912 in the period ended December 31, 2015. The decrease is the result of interest accruing on lower principal debt.

Net Loss

The Company had a net loss of $12,912for the six months ended December 31, 2015 as compared to a net income of $523,382 for the six months ended December 31, 2014. As discussed above the net income in the prior year can be attributed to the reversal of non-cash stock compensation expense. In the current year net loss consists only of interest expense as there are no operations at this time.

Liquidity and Capital Resources

On June 5, 2015, we executed a note payable with Friction & Heat, LLC. The note is unsecured, due on demand and accrues interest at 10% per annum. As of December 31, 2015, there was $256,132 and $14,737 of principal and interest, respectively, due on this note.

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

Item 4.     Controls and Procedures

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of December 31, 2015 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. On December 31, 2015, as required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2015.

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties

-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended December 31, 2015 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

-15-