Form 10-K
period 2016-06-30
HighLight Networks, Inc.
filed 2017-03-14
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended June 30, 2016

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

n/a

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock: $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   [ ] Yes  [X] No

Indicate by check mark whether the registrant if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  [ ] Yes  [X] No

[Table of Contents]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] No (1). [X] Yes (2)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

[X] Yes  [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter, $0.01.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 58,167,600 as of March 14, 2017.

[Table of Contents]

HIGHLIGHT NETWORKS, INC.

Form 10-K

Report for the Fiscal Year

Ended June 30, 2016

[Table of Contents]

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

The Company

The Company was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year end. During the period of 2015, the Company experienced a change of control. This event was disclosed on its Form 8-K filed on January 27, 2017. The Company has no current operations or revenue; therefore, as defined within the Securities Act Rule 405, and the Exchange Act Rule 12b-2, it is other than an asset-backed issuer, with no nominal operations; either no or nominal assets, assets consisting of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. Thus, we reverted to shell company status on June 18, 2015. From the period of June 18, 2015 to the date of this filing, we have had no activities. We also failed to maintain our Exchange Act filing obligations and began being quoted on OTC Pink Sheets during 2015 and throughout our fiscal year 2016. The information below outlines the activities and events of the Company prior to becoming a shell company.

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

[Table of Contents]

Business

We currently have no operations. We are a shell company. Upon our Change of Control in June 18, 2015, our operating asset, EZ Recycling, Inc. was removed and we reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

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

[Table of Contents]

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

[Table of Contents]

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

The analysis of new business opportunities will be undertaken by or under the supervision of Jose R. Mayorquin, the Company's sole officer and director. As the Company has no capital, the Company is largely dependent on Mr. Mayorquin in providing the Company with the necessary funds to implement its business plan, which Mr. Mayorquin has agreed to provide until the Company completes a business combination. Mr. Mayorquin will seek to devote (25) twenty five hours per week of his time to our operations, and, accordingly, consummation of a business combination may require a greater period of time than if he devoted his full time to our affairs. Mr. Mayorquin will seek to locate a target company for the Company through solicitation. Such solicitation may include, but is not limited to; newspaper or magazine advertisements, mailings and other distributions to accounting firms, law firms, investment bankers, financial advisors, venture capitalists, private equity firms, and similar persons, the use of one or more web sites and/or similar methods. We also expect that many prospective Target Businesses will be brought to our sole officer and director’s attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community and others who may present unsolicited proposals. The Company has no plans, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities to the Company. The Company can give no assurances that it will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to the Company for implementation of its business plan. Furthermore, the Company can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to the Company or its current stockholders.

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

[Table of Contents]

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

Control by management

As of the date of this registration statement, the management of the Company owns 98% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock will have voting rights even if they will not control the votes of the board of directors or stockholders.

[Table of Contents]

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

While seeking a business combination, management anticipates devoting no more than (25) twenty five hours per week to the Company’s affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

[Table of Contents]

Risks of ownership of “Penny Stocks” under SEC regulations

Penny stocks have less visibility and transparency than higher priced securities. Companies that are quoted as penny stocks have risks that are inherently greater than securities that are higher priced due to such factors as less disclosure, lower investor interest and uncertain financial conditions of the issuer. The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our stock.

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

[Table of Contents]

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

ITEM 2.     PROPERTIES

We currently do not own any properties. We have no rental or lease agreements. We are allowed to maintain our address of 2371 Fenton Street, Chula Vista, CA without expense by our President, Chief Executive Officer, Chief Financial Officer and Chairman, Jose R. Mayorquin.

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.    MINE SAFETY DISCLOSURE

Not Applicable.

[Table of Contents]

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

	High	Low
Quarter ended June 30, 2015	$0.20	$0.05

Quarter ended September 30, 2015	$0.15	$0.15

Quarter ended December 31, 2015	$0.25	$0.0055

Quarter ended March 31, 2016	$0.01	$0.01

Quarter ended June 30, 2016	$0.01	$0.01

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

Holders of Record

As of June 30, 2016, we had approximately 63 shareholders of record of our common stock and 58,167,600 shares issued and outstanding. As of the date of this filing, these figures continue to be accurate.

[Table of Contents]

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our balance sheets at June 30, 2016 compared to 2015 and statements of operations for the years ended June 30, 2016 compared to 2015.

	At June 30,
	2016	2015
Balance Sheet:
Cash	$-	$-
Total Assets	-	-
Total Liabilities	283,640	257,957
Total Stockholders’ Deficit	$(283,640)	$(257,957)

	Years Ended June 30,
	2016	2015
Statement of Operations:
Revenue	$-	$400
Net Income (Loss)	(25,683))	425,788
Net Income (Loss) Per Share of Common Stock	$(0.00))	$0.04

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

Overview

Highlight Networks, Inc. has no operations nor does it currently engage in any business activities generating revenues. Upon our Change of Control in June 18, 2015, our operating asset, EZ Recycling, Inc. was removed and we reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Our current principal business objective is to achieve a business combination with a target company.

As of June 30, 2015, pursuant to its change of control, the Company had removed its operating asset and has not generated revenues and had no income or cash flows from operations since. At June 30, 2016, the Company had sustained a net loss of $25,683.

[Table of Contents]

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

[Table of Contents]

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

Results of Operations for year ended June 30, 2016 compared to the year ended June 30, 2015

Revenues

During the year ended June 30, 2016 there were no operations and no revenue.In the prior year revenues totaled $400 from the sale of scrap metal the Company had acquired at no cost and said amount is included in net income from discontinued operations.

Cost of Goods Sold

There was no cost of goods sold in the current year. In the prior year, cost of goods sold totaled $10,948which consisted only of inventory that had been impaired during the year. The prior year cost of goods sold amount is included in net income from discontinued operations.

General and Administrative expense

During the year ended June 30, 2016 there was no general and administrative expense as there were no operations. In the prior year ended June 30, 2015, we recognized gain on reversal of stock compensation expense of $564,971 which is included in gain from discontinued operations.

Rent Expense

Rent expense decreased by $88,000 to $0 for the year ended June 30, 2016 compared to $88,000 for the year ended June 30, 2015. In the current year there was no rent expense incurred. In the year ended June 30, 2015 rent expense of $88,000 is included in net income from discontinued operations.

Other expense

Interest expense increased by $23,858 from $1,825 in the year ended June 30, 2015 to $25,683 in the year ended June 30, 2016. The increase is due to $34,744 of interest expense that is included in discontinued operations in the year ended June 30, 2015.

Net Income/ Loss

The Company had net income of $425,788 for the year ended June 30, 2015, $427,613 was from discontinued operations which was reduced by $1,825 of interest expense from continuing operations. The Company hada net loss of $25,683 for the year ended June 30, 2016 from continuing operations.The current year’s net loss is solely due to interest expense incurred. The prior year’snet income is primarily due to the reversal of $673,063 of stock compensation expense.

Liquidity and Capital Resources

Cash Flow

There was no cash used in operations during the year ended June 30, 2016. In prior years, our primary source of liquidity has been cash from shareholder loans. For the year ended June 30, 2015, we used $83,816 of cash in operations and received $77,735 from related party loans.

As of June 30, 2016, we owed Friction & Heat LLC and Joseph C. Passalaqua a total of $400,762 of principal and $56,918 of accrued interest. Joseph C. Passalaqua is the sole managing member of Friction & Heat LLC and a former officer of Highlight Networks, Inc. In conjunction with the change of control on June 18, 2015, all principal and accrued interest were exchanged for common stock and a new Promissory Note for $256,132. The new note to Friction & Heat, LLC was executed on June 5, 2015, is unsecured, due on demand and accrues interest at 10% per annum. The remaining balance of $201,548 was a portion of the total related party debt converted into 55,000,000 shares of common stock.

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

Highlight Networks, Inc.

[Financial Index]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Highlight Networks, Inc.

We have audited the accompanying balance sheets of Highlight Networks, Inc. as of June 30, 2016 and 2015 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. Highlight Networks, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We were not engaged to examine management’s assertion about the effectiveness of Highlight Networks, Inc.’s internal control over financial reporting as of June 30, 2016.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highlight Networks, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A. Pembroke Pines, Florida
March 3, 2017

[Financial Index]

Highlight Networks, Inc. Balance Sheets
	June 30,	June 30,
	2016	2015
ASSETS
Current Assets:

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$27,508	$1,825
Note payable to related party	256,132	256,132

Total Liabilities	283,640	257,957

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,542,963	8,542,963
Accumulated deficit	(8,884,771)	(8,859,088)

Total Stockholders’ Equity (Deficit)	(283,640)	(257,957)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

[Financial Index]

Highlight Networks, Inc. Statements of Operations
	For the Years Ended
	June 30,
	2016	2015

Revenue:
Income	$-	$-

Operating Expenses:
General and administrative expenses	-	-
Total operating expenses	-	-

Income (loss) from operations	-	-

Other expense:
Interest expense	(25,683)	(1,825)

Total other expense	(25,683)	(1,825)

Netlossfrom continuing operations	(25,683)	(1,825)

Net income from discontinued operations	-	427,613

Net income (loss)	$(25,683)	$425,788

Basic income (loss) per share-continuing operations	$(0.00)	$(0.00)
Basic income (loss) per share – discontinued operations	$-	$0.04

Basic weighted average shares	58,167,600	11,060,751

The accompanying notes are an integral part of these financial statements.

[Financial Index]

Highlight Networks, Inc. Statement of Stockholders’ Equity (Deficit) Years ended June 30, 2016 and 2015
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2014	14,167,600	$14,168	$8,698,757	$(9,284,876)	$(571,951)

Common stock cancelled	(11,000,000)	(11,000)	11,000	-	-

Common stock issued for conversion of related party debt	55,000,000	55,000	245,000	-	300,000

Reversal of Stock compensation expense	-	-	(673,063)	-	(673,063)

Forgiveness of related party debt	-	-	261,269	-	261,269

Net income for the year ended June 30, 2015	-	-	-	425,788	425,788

Balance at June 30, 2015	58,167,600	58,168	8,542,963	(8,859,088)	(257,957)

Net loss for the year ended June 30, 2016	-	-	-	(25,683)	(25,683)

Balance at June 30, 2016	58,167,600	$58,168	$8,542,963	$(8,884,771)	$(283,640)

The accompanying notes are an integral part of these financial statements.

[Financial Index]

Highlight Networks, Inc. Statements of Cash Flows
	For the Years Ended
	June 30,
	2016	2015
Cash flows from operating activities:

Net (loss) from continuing operations	$(25,683)	$(1,825)
Net income from discontinued operations	-	427,613
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cancellation of stock based compensation	-	(673,063)
Loss on extinguishment of debt	-	4,066
Changes in assets and liabilities:
Inventory	-	10,948
Prepaid expenses	-	(2,639)
Accounts payable and accrued expense	25,683	321,349
Accounts payable to related parties	-	(170,265)

Net cash used in operating activities	-	(83,816)

Cash flows from investing activities:		-

Cash flows from financing activities:	-	-

Net cash provided by financing activities	-	77,735

Net decrease in cash	-	(6,081)

Cash, beginning of year	-	6,081

Cash, end of year	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of debt	$-	$300,000

The accompanying notes are an integral part of these financial statements.

[Financial Index]

Highlight Networks, Inc.

Notes to the Financial Statements

June 30, 2016

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

The Company’s principal executive offices are located at 2371 Fenton Street, Chula Vista, CA 91914.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

[Financial Index]

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of June 30, 2016 and 2015.

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

Net Loss per Share

Net income (loss) per common share is computed pursuant to section ASC 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares as of June 30, 2016 and 2015.

[Financial Index]

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2016 and 2015.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2016 and 2015.

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

[Financial Index]

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

NOTE 4 - RELATED PARTY TRANSACTIONS

From 2013-2015, the Company incurred loans due to related parties, Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is the sole managing member of Friction & Heat LLC and a former officer of Highlight Networks, Inc. The outstanding related party debt was held in unsecured promissory notes, bearing interest at 10% per annum and matured between on demand and March 31, 2016. As of June 30, 2014, the Company had a total outstanding principal and accrued interest of $323,027 and $22,176, respectively. During the year ended June 30, 2015, an additional $77,735 was borrowed and $34,742 of interest accrued bringing the total related party debt to $457,680. In conjunction with the change of control on June 18, 2015, all principal and accrued interest were exchanged for common stock and a new $256,132 Promissory Note. The new note to Friction & Heat, LLC was executed on June 5, 2015, is unsecured, due on demand and accrues interest at 10% per annum. The remaining related party debt balance of $201,548 was part of the $300,000 related party debt that was converted into 55,000,000 shares of common stock. As of June 30, 2016, there was $256,132 and $27,508 of principal and interest, respectively, due on the Note to Friction & Heat LLC.

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

[Financial Index]

NOTE 5 – INCOME TAXES

The Company had no income tax expense (benefit) for the years ended June 30, 2016 and 2015. At June 30, 2016, the Company’s accumulated net operating loss carry-forwards for federal and state income purposes was approximately $1,145,000. These losses are available for future years and expire through June 2035. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. At June 30, 2016 and 2015, the Company had deferred tax assets of approximately $398,000 and $389,200, respectively, principally arising from net operating loss carryforwards for income tax purposes. The Company has determined it more likely than not that these timing differences will not materialize and provided a full valuation allowance against all of the deferred tax assets.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $8,884,771, a working capital deficit and has had limited revenues The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

NOTE 7 – DECONSOLIDATION AND DISCONTINUED OPERATIONS

Prior to the Company’s change of control referred to in Note 1, the results of operations of the Company’s subsidiary, EZ Recycling, was included in the statement of operations, after giving effect to any necessary eliminating entries for intercompany transactions. Upon the change of control, the subsidiary was spun-off and consolidation ceased. Accordingly, at June 30, 2016 and 2015 the books of the Company were only comprised of one entity, Highlights Networks, Inc. The financial statements show all operations prior to the change of control as discontinued operations as operations ceased after the change in control.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855-10, Subsequent Events, through the date the financial statements were issued and determined that no subsequent events occurred that would require adjustment to or disclosure in the financial statements.

[Financial Index]

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above and are not effective

On June 30, 2016, Our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties

-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred as of June 30, 2016 during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[Table of Contents]

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

As of June 30, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do not have proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, De Leon & Company, P.A, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, De Leon & Company, P.Aexpresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

[Table of Contents]

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

(b)	Officers and Directors

The following persons were appointed as our officers and directors during 2015.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
Jose R. Mayoquin	45	President, Chief Executive Officer, Chief Financial Officer and Chairman

[Table of Contents]

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

Employment Agreements

We have no employment agreements with our sole officer and director and employment arrangements are all subject to the discretion of our board of directors.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the all executive officers of the Company as of June 30, 2016. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Current Officers:
Jose R. Mayoquin President/CEO/CFO/Director	2015-2016	-0-	-0-	-0-	-0-	-0-

[Table of Contents]

Options/Stock Appreciation Rights

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2016 or for the previous year ended June 30, 2015.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2016 and the same period ending June 30, 2015.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements

None.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

On June 3, 2010, Highlight Networks, Inc.’s (the “Company”) majority shareholders entered into a stock purchase agreement (the “Purchase Agreement”) with Infanto Holdings, Corp. (“Infanto”), pursuant to which, Infanto purchased: 500,000 shares of the Company’s issued and outstanding common stock from Perry D. West, the President and CEO of the Company; 500,000 shares of the Company’s issued and outstanding common stock from Taylor B. West, a shareholder of the Company; and 500,000 shares of the Company’s issued and outstanding common stock from HeeJoon Park, a shareholder of the Company. The total of 1,500,000 shares represented 99.9% of the Company’s outstanding common stock as of that date. Infanto paid a total of $50,000 to selling shareholders.

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

[Table of Contents]

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

The following two tables presents certain information regarding beneficial ownership of our common stock for the years ended June 30, 2015 and June 30, 2016 by each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors, each named executive officer and all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares show.

The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2015:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding

Legacy International Holdings Group, LLC	57,000,000	98%

Officers and Directors as a Group	0	0%

*58,167,600 shares of outstanding common stock as of June 30, 2016

 The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2016:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding

Legacy International Holdings Group, LLC	57,000,000	98%

Officers and Directors as a Group	0	0%

*58,167,600 shares of outstanding common stock as of June 30, 2016

The Company’s principal executive offices are located at 2371 Fenton Street, Chula Vista, CA 91914.

[Table of Contents]

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2007, the Company issued 500,000 shares of restricted common stock to Perry West for $250 and 500,000 shares of restricted common stock to Taylor West $250.   On July 16, 2007 HeeJoon Park purchased 500,000 shares of common stock for $5,000.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. Perry West provided the Company, without cost, his services, valued at $2,000 per month, which totaled $10,000 for the five months ended December 31, 2007. He also provided us, without cost, office space valued at $200 per month, which totaled $1,000 for the five months ended December 31, 2007. The total of these expenses, $11,000 from inception for the five months ended December 31, 2007 was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

On June 3, 2010, Highlight Networks, Inc.’s (the “Company”) majority shareholders entered into a stock purchase agreement (the “Purchase Agreement”) with Infanto Holdings, Corp. (“Infanto”), pursuant to which, Infanto purchased: 500,000 shares of the Company’s issued and outstanding common stock from Perry D. West, the President and CEO of the Company; 500,000 shares of the Company’s issued and outstanding common stock from Taylor B. West, a shareholder of the Company; and 500,000 shares of the Company’s issued and outstanding common stock from HeeJoon Park, a shareholder of the Company. The total of 1,500,000 shares represents 99.9% of the Company’s outstanding common stock as of June 30, 2011. Infanto paid a total of $50,000 to selling shareholders.

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

[Table of Contents]

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)    Audit Fees:  The Company’s current principal accounting firm, De Leon & Company, P.A has billed $13,500 for Audit services for the year ended June 30, 2016 and $7,500 for Audit services for the year ended June 30, 2015.

(2)    Audit Related Fees:            None

(3)    Tax Fees:                           None

(4)    All Other Fees:                   None

[Table of Contents]

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
101* Interactive Data Files for Highlight Networks, Inc. 10K for the Year Ended June 30, 2016
101.INS* XBRL Instance Document
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

[Table of Contents]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLIGHT NETWORKS, INC.

Date: March 14, 2017

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

[Table of Contents]