Form 10-Q
period 2016-12-31
HighLight Networks, Inc.
filed 2017-03-17
CIK 1445175

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[] Yes     [X] No and [X] Yes     [ ] No

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

There are 58,167,600 shares of Highlight Networks, Inc. $0.001 par value common stock outstanding as of December 31, 2016 and 58,167,600shares of $0.001 par value common stock outstanding as of the date of this filing March 17, 2017.

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

[Table of Contents]

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Highlight Networks, Inc.

[Table of Contents]

Highlight Networks, Inc. Condensed Balance Sheets Unaudited
	December 31,	June 30,
	2016	2016
ASSETS
Current Assets:

Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$40,420	$27,508
Note payable to a related party	256,132	256,132

Total Liabilities	296,552	283,640

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,542,963	8,542,963
Accumulated deficit	(8,897,683)	(8,884,771)

Total Stockholders’ Deficit	(296,552)	(283,640)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

[Financial Index]

Highlight Networks, Inc. Condensed Statements of Operations (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenue:
Income	$-	$-	$-	$-

Operating Expenses:
General & administrative expenses	-	-	-	-
Total operating expenses	-	-	-	-

Income from operations	-	-	-	-

Other expense:
Interest expense	(6,456)	(6,456)	(12,912)	(12,912)
Total other expense	(6,456)	(6,456)	(12,912)	(12,912)

Loss before income taxes	(6,456)	(6,456)	(12,912)	(12,912)

Provision for income taxes	-	-	-	-

Net loss	$(6,456)	$(6,456)	$(12,912)	$(12,912)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	58,167,600	58,167,600	58,167,600	58,167,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

[Financial Index]

Highlight Networks, Inc. Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended
December 31,
	2016	2015
Cash flows from operating activities:

Net loss	$(12,912)	$(12,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accrued expense	12,912	12,912

Net cash used in operating activities	-	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from notes payable to related parties	-	-

Net cash provided by financing activities	-	-

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

[Financial Index]

Highlight Networks, Inc.

Notes to the Condensed Financial Statements

December 31, 2016

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 5, 2015, the Company executed a promissory note with Friction & Heat, LLC.Friction & Heat LLC is owned by Joseph C. Passalaqua, a former officer of Highlight Networks, Inc. The note is unsecured, due on demand and accrues interest at 10% per annum. As of December 31, 2016, there was $256,132 and $40,420 of principal and interest, respectively, due on the note to Friction & Heat LLC.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $8,897,683, a working capital deficit and has had limited revenues The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Results of Operations for the three months ended December 31, 2016 compared to the three months ended December 31, 2015

Revenue

There was no revenue for either the three months ended December 31, 2016 or 2015.

General and Administrative expense

There were no operating expenses for either the three months ended December 31, 2016 or 2015.

Other expense

Interest expense was $6,456 for both the three months ended December 31, 2016 and 2015.

Net Loss

The Company had a net loss of $6,456for both the three months ended December 31, 2016 and 2015. In both the current and prior period net loss consists only of interest expense as there are no operations.

Results of Operations for the six months ended December 31, 2016 compared to the six months ended December 31, 2015

Revenue

There was no revenue for either the six months ended December 31, 2016 or 2015.

General and Administrative expense

There were no operating expenses for either the six months ended December 31, 2016 or 2015.

Other expense

Interest expense was $12,912for both the six months ended December 31, 2016 and 2015.

Net Loss

The Company had a net loss of $12,912for both the six months ended December 31, 2016 and 2015. In both the current and prior period net loss consists only of interest expense as there are no operations.

Liquidity and Capital Resources

On June 5, 2015, we executed a note payable with Friction & Heat, LLC. The note is unsecured, due on demand and accrues interest at 10% per annum. As of December 31, 2016, there was $256,132 and $41,420 of principal and interest, respectively, due on this note.

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

[Table of Contents]

Item 4.     Controls and Procedures

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of December 31, 2016of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. On December 31, 2016, as required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016.

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties

-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the fiscal quarter ended December 31, 2016 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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