Form 10-Q
period 2017-03-31
HighLight Networks, Inc.
filed 2017-05-15
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒Yes  ☐No

There are 58,167,600 shares of Highlight Networks, Inc. $0.001 par value common stock outstanding as of March 31, 2017 and 58,167,600 shares of $0.001 par value common stock outstanding as of the date of this filing May 15, 2017.

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

2

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Highlight Networks, Inc.

Table of Contents

Condensed Balance Sheets as of March 31, 2017 and June 30, 2016 (unaudited)	F-1

Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2017 and 2016 (unaudited)	F-2

Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2017 and 2016 (unaudited)	F-3

Notes to the Condensed Financial Statements (unaudited)	F-4

3

Highlight Networks, Inc. Condensed Balance Sheets (Unaudited)
	March 31,	June 30,
	2017	2016
ASSETS
Current Assets:

Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$17,500	$—
Accrued expenses	46,735	27,508
Due to a related party	39,805	—
Note payable to a related party	256,132	256,132

Total Liabilities	360,172	283,640

Stockholders' Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;no shares outstanding and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized;58,167,600 and 58,167,600 shares issued and
outstanding, respectively	58,168	58,168
Additional paid-in capital	8,542,963	8,542,963
Accumulated deficit	(8,961,303)	(8,884,771)

Total Stockholders’ Deficit	(360,172)	(283,640)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc. Condensed Statements of Operations (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenue:
Income	$—	$—	$—	$—

Operating Expenses:
General & administrative expenses	57,305	—	57,305	—
Total operating expenses	57,305	—	57,305	—

Income from operations	(57,305)	—	(57,305)	—

Other expense:
Interest expense	(6,315)	(6,386)	(19,227)	(19,298)
Total other expense	(6,315)	(6,386)	(19,227)	(19,298)

Loss before income taxes	(63,620)	(6,386)	(76,532)	(19,298)

Provision for income taxes	—	—	—	—

Net loss	$(63,620)	$(6,386)	$(76,532)	$(19,298)

Basic loss per share	$0.00	$0.00	$0.00	$0.00

Basic weighted average shares	58,167,600	58,167,600	58,167,600	58,167,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc. Condensed Statements of Cash Flows (Unaudited)
	For the Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:

Net loss	$(76,532)	$(19,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	17,500	—
Accrued expense	19,227	19,298

Net cash used in operating activities	(39,805)	—

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related party	39,805	—

Net cash provided by financing activities	39,805	—

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc.

Notes to the Condensed Financial Statements

March 31, 2017

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 5, 2015, the Company executed a promissory note with Friction & Heat, LLC. Friction& Heat LLC is owned by Joseph C. Passalaqua, a former officer of Highlight Networks, Inc. The note is unsecured, due on demand and accrues interest at 10% per annum. As of March 31, 2017, there was $256,132 and $46,730 of principal and interest, respectively, due on the note to Friction & Heat LLC.

During the nine months ended March 31, 2017, Jose Mayorquin, CEO advanced the Company $39,805 to pay for professional fees incurred to comply with the filing requirements of the SEC. The advance is unsecured, non-interest bearing and due on demand.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $8,961,303, a working capital deficit and has had limited revenues The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue

There was no revenue for either the three months ended March 31, 2017 or 2016.

General and Administrative expense

During the three months ended March 31, 2017 we incurred $57,305 in general and administrative expense compared to $0 in the prior period. In the current period, we incurred expense for audit, accounting and other professional fees related to required SEC filings.

Other expense

Interest expense was $6,315 and $6,386 for the three months ended March 31, 2017 and 2016, respectively.

Net Loss

The Company had a net loss of $63,620 for the three months ended March 31, 2017 compared to $6,386 for the three months ended March 31, 2016. The increase in net loss is due to the professional fees incurred in the current period of which there were none in the prior period.

Results of Operations for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016

Revenue

There was no revenue for either the nine months ended March 31, 2017 or 2016.

General and Administrative expense

During the nine months ended March 31, 2017 we incurred $57,305 in general and administrative expense compared to $0 in the prior period. In the current period, we incurred expense for audit, accounting and other professional fees related to required SEC filings.

Other expense

Interest expense was $19,227 and $19,298 for the nine months ended March 31, 2017 and 2016, respectively.

Net Loss

The Company had a net loss of $76,532 for the nine months ended March 31, 2017 compared to $19,298 for the nine months ended March 31, 2016. The increase in net loss is due to the professional fees incurred in the current period of which there were none in the prior period.

Liquidity and Capital Resources

On June 5, 2015, we executed a note payable with Friction & Heat, LLC. The note is unsecured, due on demand and accrues interest at 10% per annum. As of March 31, 2017, there was $256,132 and $46,730 of principal and interest, respectively, due on this note.

During the nine months ended March 31, 2017, Jose Mayorquin, CEO advanced he Company $39,805 to pay for professional fees incurred to comply with the filing requirements of the SEC. The advance is unsecured, non-interest bearing and due on demand.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements.In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

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

Item 4.     Controls and Procedures

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of March 31, 2017 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. On March 31, 2017, as required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2017.

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties

-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the fiscal quarter ended March 31, 2017 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Chula Vista, State of California, on this 15th day of May 2017.

HIGHLIGHT NETWORKS, INC.

Date: May 15, 2017

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

