Form 10-K
period 2017-06-30
HighLight Networks, Inc.
filed 2017-11-08
CIK 1445175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended June 30, 2017

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

Common Stock: $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes  ☒ No

Indicate by check mark whether the registrant if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  ☐ Yes ☒ No

[Table of Contents]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ No (1). ☒ Yes (2)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

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

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter, $0.01.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 58,167,600 as of September 16, 2017.

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

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

The Company was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year end. In June of 2015, the Company experienced a change of control. This event was disclosed on its Form 8-K filed on January 27, 2017. The Company has no current operations or revenue; therefore, as defined within the Securities Act Rule 405, and the Exchange Act Rule 12b-2, it is other than an asset-backed issuer, with either no or nominal operations; either no or nominal assets, assets consisting of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. Thus, we reverted to shell company status on June 18, 2015. From the period of June 18, 2015 to the date of this filing, we have had no activities. We also failed to maintain our Exchange Act filing obligations and thus began being quoted on OTC Pink Sheets during 2015 and throughout our fiscal year 2017. The information below outlines the activities and events of the Company prior to becoming a shell company.

On March 11, 2013, EZ Recycling, Inc. was formed and incorporated to serve as a wholly owned subsidiary of Highlight Networks, Inc. EZ Recycling, Inc. is incorporated in the State of Nevada.

On June 5, 2015, Legacy International Holdings Group, LLC and Allied Crown Enterprises Limited entered into a share purchase agreement (the "SPA") to purchase 98% of the outstanding capital stock of Highlight Networks, Inc., from Infanto Holding Corp. for an aggregate purchase price of $315,000.00. The purchase represented 98% of the issued and outstanding capital stock of Highlight Networks, Inc., or 57,000,000 shares of restricted common stock of the Company. The Company has a total of 58,167,600 shares issued and outstanding as of the date of this filing.

From the date of its change of control in June, 2015, the Company has conducted no business operations and has been in the developmental stage. We intend to either retain an equity interest in any private company we engage in a business combination or we may receive cash and/or a combination of cash and common stock from any private company we complete a business combination with. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

[Table of Contents]

Business

We currently are a shell company with no operations. .Upon execution of the SPA the Company experienced a change of control in June, 2015, when our operating asset, EZ Recycling, Inc. was removed and as a result we reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines a "shell company" as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

Our Plan

The Company plans to identify a business entity that may be interested in a business combination with the Company, which may include the following:

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

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by stockholders.

[Table of Contents]

In the case of an acquisition, the transaction may be accomplished upon the determination of management with a vote or approval by our stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holder of a majority of the outstanding securities. The necessity to obtain such stockholder’s approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Currently, approximately 98% of the Company's issued and outstanding capital stock is held by one stockholder.

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

All such costs incurred until the Company completes a business combination will be paid with money contributed by Jose R. Mayorquin, our sole director, and officer. Mr. Mayorquin’s agreement to contribute resources to the company is limited as his resources allow.

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

The Company is in a highly competitive market for a small number of business opportunities that could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

Control by management.

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

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than (25) twenty-five hours per week to the Company’s affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

Management has other business activities that may compete with time commitments and potential business opportunities allocated toward the Company.

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

	High	Low
Quarter ended June 30, 2016	$0.01	$0.01

Quarter ended September 30, 2016	$0.01	$0.01

Quarter ended December 31, 2016	$0.05	$0.01

Quarter ended March 31, 2017	$0.09	$0.02

Quarter ended June 30, 2017	$0.09	$0.07

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

Holders of Record

As of June 30, 2017, we had approximately 63 shareholders of record of our common stock and 58,167,600 shares issued and outstanding. As of the date of this filing, these figures continue to be accurate.

[Table of Contents]

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes our balance sheets at June 30, 2017 compared to 2016 and statements of operations for the years ended June 30, 2017 compared to 2016.

	At June 30,
	2017	2016
Balance Sheet:
Cash	$-	$-
Total Assets	-	-
Total Liabilities	369,433	283,640
Total Stockholders’ Deficit	$(369,433)	$(283,640)

	Years Ended June 30,
	2017	2016
Statement of Operations:
Revenue	$-	$-
Net Income (Loss)	(85,793)	25,683
Net Income (Loss) Per Share of Common Stock	$(0.00)	$(0.00)

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

Overview

Highlight Networks, Inc. has no operations nor does it currently engage in any business activities or generate any revenue. We currently are a shell company with no operations. .Upon execution of the SPA the Company experienced a change of control in June, 2015, when our operating asset, EZ Recycling, Inc. was removed and as a result we reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines a "shell company" as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

As of June 30, 2015, pursuant to its change of control, the Company had removed its operating asset and has not generated revenues and had no income or cash flows from operations since. For the year ended June 30, 2017, the Company sustained a net loss of $85,793.

[Table of Contents]

Our president, Jose R. Mayorquin, will seek a suitable candidate for a merger transaction. If the target company chooses to enter into business combination with Highlight Networks, Inc., a Form 8-K disclosure document will be prepared after such business combination. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

Results of Operations for year ended June 30, 2017 compared to the year ended June 30, 2016

Revenues

During the years ended June 30, 2017 and 2016 there were no business operations and no revenue.

Cost of Goods Sold

There was no cost of goods sold during the years ended June 30, 2017 and 2016 as there were no business operations.

General and Administrative expense

During the year ended June 30, 2017 general and administrative expenses were $60,180, which consisted of accounting and auditing fees of $45,500, SEC related reporting filing fees of $11,425, transfer agent fees of $2,380 and license fees of $875. During the year ended June 30, 2016 there was no general and administrative expenses as no professional fees were incurred and there were no operating activities.

Other expense

Interest expense was $25,613 in the year ended June 30, 2017, a decrease of $70 from $25,683 in the year ended June 30, 2016.

Net Loss

For the years ended June 30, 2017 and 2016, the Company incurred net losses of $85,793 and $25,683, respectively. The increase in the net loss is primarily attributable to $60,180 of general and administrative expenses incurred in the 2017 period, which were not present in the 2016 fiscal year end.

Liquidity and Capital Resources

Cash Flow

Cash used in operations during the year ended June 30, 2017 was $59,305 while no cash was used in operating activities in the 2016 fiscal year end. The financing for the $59,305 of cash used in operating activities in the 2017 fiscal year end was provided by a related party.

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

The response to this Item is submitted as a separate section of this report commencing on page 16 of this Form 10-K. The accompanying financial statements and notes to financial statements have been prepared assuming that the Company will continue as a going concern and, therefore, has the ability to satisfy its liabilities in the normal course of its continued operation.

[Table of Contents]

Highlight Networks, Inc.

[Financial Index]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[Financial Index]

Highlight Networks, Inc. Balance Sheets
	June 30,	June 30,
	2017	2016
ASSETS
Current Assets:

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$53,996	$27,508
Due to related party	59,305	-
Note payable to related party	256,132	256,132

Total Liabilities	369,433	283,640

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,542,963	8,542,963
Accumulated deficit	(8,970,564)	(8,884,771)

Total Stockholders’ (Deficit)	(369,433)	(283,640)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

[Financial Index]

Highlight Networks, Inc. Statement of Operation

	For the Years Ended
	June 30,
	2017	2016

Revenue:
Income	$-	$-

Operating Expenses:
General and administrative expenses	60,180	-
Total operating expenses	60,180	-

Loss from operations	(60,180)	-

Other expense:
Interest expense	(25,613)	(25,683)

Total other expense	(25,613)	(25,683)

Net loss	$(85,793)	$(25,683)

Basic loss per share	$(0.00)	$(0.00)
Basic weighted average shares	58,167,600	58,167,600

The accompanying notes are an integral part of these financial statements.

[Financial Index]

Highlight Networks, Inc. Statement of Stockholders’ (Deficit) Years ended June 30, 2017 and 2016

			Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2015	58,167,600	$58,168	8,542,963	$(8,859,088)	$(257,957)

Net loss for the year ended June 30, 2016	—	—	—	(25,683)	(25,683)

Balance at June 30, 2016	58,167,600	58,168	8,542,963	(8,884,771)	(283,640)

Net loss for the year ended June 30, 2017	—	—	—	(85,793)	(85,793)

Balance at June 30, 2017	58,167,600	$58,168	8,542,963	$(8,970,564)	$(369,433)

The accompanying notes are an integral part of these financial statements.

[Financial Index]

Highlight Networks, Inc. Statements of Cash Flows
	For the Years Ended
	June 30,
	2017	2016
Cash flows from operating activities:

Net (loss) from operations	$(87,793)	$(25,683)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in assets and liabilities:
Accrued expenses	26,488	25,683

Net cash used in operating activities	(59,305)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Advances from related party	59,305	-

Net cash provided by financing activities	59,305	-

Net decrease in cash	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

[Financial Index]

Highlight Networks, Inc.

Notes to the Financial Statements

June 30, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Highlight Networks, Inc. (the "Company”) was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year end.

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

On June 5, 2015, Legacy International Holdings Group, LLC., and Allied Crown Enterprises Limited, entered into a share purchase agreement (the "SPA") to purchase 98% of the outstanding capital stock of Highlight Networks, Inc., from Infanto Holding Corp. for an aggregate purchase price of $315,000. The purchase represented 98% of the issued and outstanding capital stock of Highlight Networks, Inc., or 57,000,000 shares of restricted common stock. The Company has a total of 58,167,600 shares issued and outstanding as of the date of this filing.

Nature of Business

From the date of its change of control in June 2015, the Company has conducted no business operations and has been in the developmental stage. As a result, we currently are a shell company with no operations. .Upon execution of the SPA, the Company experienced a change of control in June, 2015, when our operating asset, EZ Recycling, Inc. was removed and as a result we reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines a "shell company" as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of June 30, 2017 and 2016.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Net Loss per Share

Net income (loss) per common share is computed pursuant to section ASC 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares as of June 30, 2017 and 2016.

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

The carrying amount of the Company’s financial instruments such as accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2017 and 2016.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2017 and 2016.

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

We adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

[Financial Index]

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

In conjunction with the change of control in June 2015, total related party debt of $261,269 was forgiven and credited to paid-in capital.

In conjunction with the change of control in June 2015, $300,000 of related party debt was converted into 55,000,000 shares of common stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

From 2013-2015, the Company incurred loans due to related parties, Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is the sole managing member of Friction & Heat LLC and a former officer of Highlight Networks, Inc. The outstanding related party debt was held in unsecured promissory notes, bearing interest at 10% per annum and matured between on demand and March 31, 2016. As of June 30, 2014, the Company had a total outstanding principal and accrued interest of $323,027 and $22,176, respectively. During the year ended June 30, 2015, an additional $77,735 was borrowed and $34,742 of interest accrued bringing the total related party debt to $457,680. In conjunction with the change of control in June 2015, all principal and accrued interest were exchanged for common stock and a new promissory note with a face value of $256,132 (the "Promissory Note"). The new Promissory Note, due to Allied Crown Enterprise Limited ("Allied"), a Hong Kong entity, was executed on June 5, 2015, is unsecured, due on demand and accrues interest at 10% per annum. The remaining related party debt balance of $201,548 was part of the $300,000 related party debt that was converted into 55,000,000 shares of common stock. As of June 30, 2017, there was $256,132 and $53,121 of principal and interest, respectively, due on the note to Allied.

From 2013-2015, the Company incurred liabilities for unpaid rent at $8,000 monthly to Remix Ventures, LLC, according to a signed rental agreement. Joseph C. Passalaqua is the sole managing member of Remix Ventures, LLC and a former officer of Highlight Networks, Inc. As of the June 2015 change of control date, the amount due for rent was $216,000. In conjunction with the change of control in June 2015, the balance due of $216,000 was forgiven and was part of the $261,269 credited to paid-in capital in 2015.

From 2013-2015, the Company incurred liabilities for the reimbursement of property taxes that were paid by Remix Ventures, LLC according to a signed rental agreement. Joseph C. Passalaqua is the sole managing member of Remix Ventures, LLC and a former officer of Highlight Networks, Inc. As of the June 2015 change of control date, the amount due in property tax reimbursement to Remix Ventures LLC was $72,282. In conjunction with the change of control in June 2015, the balance due of $72,282 was a portion of the total related party debt of $300,000 that was converted into 55,000,000 shares of common stock.

In 2015, the Company incurred liabilities for bookkeeping, internal accounting, office assistant services and secretarial services that were rendered by Lyboldt-Daly, Inc. As of January 1, 2015, Highlight Networks ceased all payroll activities and does not have employees, therefore reimbursement is owed to Lyboldt-Daly, Inc. for use of their employees in rendering these outside services. Joseph C. Passalaqua is the President of Lyboldt-Daly, Inc. and a former officer of Highlight Networks, Inc. As of the June 2015 control date, the amount due for outside services to Lyboldt-Daly, Inc. was $26,170. The balance due was forgiven and was part of the $300,000 total related party debt converted into 55,000,000 shares of common stock.

In conjunction with the change of control in June, 2015, other related party accounts payable totaling $45,269 were forgiven and credited to paid in capital.

[Financial Index]

NOTE 5 – INCOME TAXES

The Company had no income tax expense (benefit) for the years ended June 30, 2017 and 2016. At June 30, 2017, the Company’s accumulated net operating loss carry-forwards for federal and state income purposes was approximately $1,230,800. These losses are available for future years and expire through June 2037. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. At June 30, 2017 and 2016, the Company had deferred tax assets of approximately $428,000 and $398,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. The Company has determined it is more likely than not that these timing differences will not materialize and provide a full valuation allowance against all of the deferred tax assets.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that the Company will continue in operation for at least one year from the issuance of its financial statements and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $8,970,564, a working capital deficit and has had limited revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not comply with the requirements in (i) and (ii) above and are not effective

On June 30, 2017, Our Chief Executive Officer and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties

-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred as of June 30, 2017 during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2017, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective because as noted in the Annual Report, we do not have proper segregation of duties due to our limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.

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

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

In 2015, Joseph C. Passalaqua and Alfonso Knoll resigned from the Company pursuant to a change of control upon the execution of the SPA, and Jose R. Mayorquin was appointed as President, Chief Executive Officer, Chief Financial Officer and Chairman.

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

During 2014, Richard Weaver and Danny Mendelson both resigned as Vice Presidents and Directors of the Company. Danny Mendelson also resigned as CEO of EZRecycling, Inc., the wholly owned subsidiary of Highlight Networks, Inc. The resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices

In 2015, Joseph C. Passalaqua and Alfonso Knoll resigned from the Company pursuant to a change of control upon the execution of the SPA. The resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices

(b)	Officers and Directors

The following persons were appointed as our officers and directors during 2015.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
Jose R. Mayoquin	46	President, Chief Executive Officer, Chief Financial Officer and Chairman

[Table of Contents]

Jose R. Mayorquin, Age 45, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Mr. Mayorquin began his career in 1987 in his family-owned business, MY Seafood. After graduating from Chula Vista Christian High School, he went on to study business administration in Tulsa, Oklahoma from 1991-1995. In 1995 he helped found a non-profit organization, El Camino Christian Communities, while at the same time managing sales at MY Seafood. He began a nonprofit organization in 1997, and is the President of La Roca Christian Communities with locations in the United States and Mexico. From 2003-2007 he was president of Mayorquin Development. From 2007-2012 he was President of Legacy International Holdings, and from 2013-2017, the acting President of Royal Capital Holdings, a company that oversees investments in Real Estate, mining, and other venture opportunities.

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

Indemnification of Officers and Directors

Our articles of incorporation and bylaws indemnify our directors and officers to the fullest extent permitted by Nevada corporation law. Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers, and controlling persons, we are aware that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is unenforceable. Set forth below is information regarding the business experience of the current Director and executive officer of the Company.

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the all executive officers of the Company as of June 30, 2017. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Current Officers:
Jose R. Mayoquin President/CEO/CFO/Director	2016-2017	-0-	-0-	-0-	-0-	-0-

[Table of Contents]

Options/Stock Appreciation Rights

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2017 or for the previous year ended June 30, 2016.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2017 and the same period ending June 30, 2016.

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

[Table of Contents]

On June 5, 2015, Legacy International Holdings Group, LLC and Allied Crown Enterprises Limited entered into a share purchase agreement (the "SPA") to purchase 98% of the outstanding capital stock of Highlight Networks, Inc., from Infanto Holding Corp. for an aggregate purchase price of $315,000. The purchase represented 98% of the issued and outstanding capital stock of Highlight Networks, Inc., or 57,000,000 shares of restricted common stock. The equity portion of the transaction was acquired by Legacy International Holdings Group, LLC for $65,000, and Allied Crown Enterprises Limited acquired the outstanding debt for $250,000. As of the date referenced in this action, Highlight Networks, Inc. had 58,167,600 shares issued and outstanding. Mr. José R. Mayorquin is the sole owner and control person of Legacy International Holdings Group, LLC. The 57,000,000 shares referred to above were distributed to Mr. Mayorquin on February 13, 2017.

The following two tables presents certain information regarding beneficial ownership of our common stock for the years ended June 30, 2016 and June 30, 2017 by each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors, each named executive officer and all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares show.

The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2016:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding

Jose R. Mayorquin	57,000,000	98%

Officers and Directors as a Group	57,000,000	98%

*58,167,600 shares of outstanding common stock as of June 30, 2016

 The following table presents certain information regarding beneficial ownership of our common stock as of June 30, 2017:

	Shares	Percent of
	Beneficially	Total Shares
Name of Beneficial Owner	Owned	Outstanding

Jose R. Mayorquin	57,000,000	98%

Officers and Directors as a Group	57,000,000	98%

*58,167,600 shares of outstanding common stock as of June 30, 2017

The Company’s principal executive offices are located at 2371 Fenton Street, Chula Vista, CA 91914.

[Table of Contents]

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2007, the Company issued 500,000 shares of restricted common stock to Perry West for $250 and 500,000 shares of restricted common stock to Taylor West for $250.   On July 16, 2007 Hee Joon Park purchased 500,000 shares of common stock for $5,000.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. Perry West provided the Company, without cost, his services, valued at $2,000 per month, which totaled $10,000 for the five months ended December 31, 2007. He also provided us, without cost, office space valued at $200 per month, which totaled $1,000 for the five months ended December 31, 2007. The total of these expenses, $11,000 from inception for the five months ended December 31, 2007 was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of additional paid-in capital.

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

On June 5, 2015, Legacy International Holdings Group, LLC and Allied Crown Enterprises Limited entered into a share purchase agreement (the "SPA") to purchase 98% of the outstanding capital stock of Highlight Networks, Inc., from Infanto Holding Corp. for an aggregate purchase price of $315,000. The purchase represented 98% of the issued and outstanding capital stock of Highlight Networks, Inc., or 57,000,000 shares of restricted common stock. The equity portion of the transaction was acquired by Legacy International Holdings Group, LLC for $65,000, and Allied Crown Enterprises Limited acquired the outstanding debt for $250,000. As of the date referenced in this action, Highlight Networks, Inc. had 58,167,600 shares issued and outstanding. Mr. José R. Mayorquin is the sole owner and control person of Legacy International Holdings Group, LLC. The 57,000,000 shares referred to above were distributed to Mr. Mayorquin on February 13, 2017.

[Table of Contents]

Director Independence

Under NASDAQ rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Jose R. Mayorquin, is also an officer of the Company.  As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers’ insurance coverage in order to attract and retain independent directors.  Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)    Audit Fees:  The Company’s current principal accounting firm, De Leon & Company, P.A has billed $20,500 for Audit services for the year ended June 30, 2017 and $13,500 for Audit services for the year ended June 30, 2016.

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
101* Interactive Data Files for Highlight Networks, Inc. 10K for the Year Ended June 30, 2017
101.INS* XBRL Instance Document
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

Date: November 7, 2017

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