Form 10-Q
period 2017-09-30
HighLight Networks, Inc.
filed 2017-11-21
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period September 30, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes ☐ No

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

There are 58,167,600 shares of Highlight Networks, Inc. $0.001 par value common stock outstanding as of September 30, 2017 and 58,167,600 shares of $0.001 par value common stock outstanding as of the date of this filing November 14, 2017.

2

3

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

4

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Highlight Networks, Inc.

5

Highlight Networks, Inc. Condensed Balance Sheets (Unaudited)
	September 30,	June 30,
	2017	2017
ASSETS
Current Assets:

Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$53,544	$42,746
Accrued expenses	256,132	256,132
Due to a related party	59,305	59,305

Total Liabilities	368,981	358,183

Stockholders' Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;no shares outstanding and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized;58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,554,213	8,554,213
Accumulated deficit	(8,981,362)	(8,970,564)

Total Stockholders’ Deficit	(368,981)	(358,183)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc. Condensed Statements of Operations (Unaudited)
	For the Three Months Ended
	September 30,
	2017	2016

Revenue:
Income	$—	$—
Cost of goods sold	—	—
Gross margin	—	—

Operating Expenses:
General & administrative expenses	4,412	—
Rent expense	—
Total operating income	4,412	—

Income from operations	(4,412)	—

Other expense:
Interest expense	6,386	6,456
Total other expense	6,386	6,456

Income (loss) before income taxes	(10,798)	(6,456)

Provision for income taxes	—	—

Net income (loss)	$(10,798)	$(6,456)

Basic income (loss) per share	$(0.00)	$(0.00)

Basic weighted average shares	58,167,600	14,167,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc. Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended
September 30,
	2017	2016
Cash flows from operating activities:

Net income (loss)	$(10,798)	$(6,456)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cancellation of stock based compensation	—	—
Impairment of inventory	—	—
Changes in assets and liabilities:
Accounts payable and accrued expense	10,798	6,456
Due to Related parties	—	—

Net cash used in operating activities	—	—

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from notes payable to related parties	—	—

Net cash provided by financing activities	—	—

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc.

Notes to the Condensed Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year-end. In June of 2015, the Company experienced a change of control and reverted to shell company status on June 18, 2015, as disclosed on our Form 8-K filed on January 27, 2017. The Company has no current operations or revenue; therefore, as defined within the Securities Act Rule 405, and the Exchange Act Rule 12b-2, it is other than an asset-backed issuer, with either no or nominal operations; either no or nominal assets, assets consisting of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. From the period of June 18, 2015 to the date of this filing, we have had no activities. We also failed to maintain our Exchange Act filing obligations and thus began being quoted on OTC Pink Sheets during 2015 and throughout our fiscal year 2017. The information below outlines the activities and events of the Company prior to becoming a shell company.

On March 11, 2013, EZ Recycling, Inc., a Nevada corporation, was formed and incorporated to serve as a wholly owned subsidiary of Highlight Networks, Inc. On June 5, 2015, Legacy International Holdings Group, LLC and Allied Crown Enterprises Limited entered into a share purchase agreement (the "SPA") to purchase 98% of the outstanding capital stock of Highlight Networks, Inc., from Infanto Holding Corp. and 100% of the debt of Highlight Networks, Inc. for an aggregate purchase price of $315,000.00. EZ Recycling was spun off in conjunction with the SPA. The purchase represented 98% of the issued and outstanding capital stock of Highlight Networks, Inc., or 57,000,000 shares of restricted common stock of the Company. The Company has a total of 58,167,600 shares issued and outstanding as of the date of this filing.

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

Nature of Business

We currently are a shell company with no operations. Upon execution of the SPA the Company experienced a change of control in June 2015, when our operating asset, EZ Recycling, Inc. was removed and as a result we reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines a "shell company" as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

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

The Company’s principal executive offices are located at 2371 Fenton Street, Chula Vista, CA 91914.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

In conjunction with the change of control on June 18, 2015, total related party debt of $261,269 was forgiven and credited to paid in capital.

In conjunction with the change of control on June 18, 2015, $300,000 of related party debt was converted into 55,000,000 shares of common stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

From 2013-2015, the Company incurred loans due to related parties, Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua is the sole managing member of Friction & Heat LLC and a former officer of Highlight Networks, Inc. The outstanding related party debt was held in unsecured promissory notes, bearing interest at 10% per annum and matured between on demand and March 31, 2016. As of September 30, 2017, the Company had a total outstanding principal and accrued interest of $256,132 and $59,507, respectively. During the year ended June 30, 2017, the company had a total outstanding principal and accrued interest of $256,132 and accrued interest of $53,121, respectively. In conjunction with the change of control in June 2015, all principal and accrued interest were exchanged for common stock and a new promissory note with a face value of $256,132 (the "Promissory Note"). The new Promissory Note, transferred by the SPA in the June 2015 change of control transaction from Friction & Heat LLC to Allied Crown Enterprise Limited ("Allied"), a Hong Kong entity, was executed on June 5, 2015, is unsecured, due on demand and accrues interest at 10% per annum. The remaining related party debt balance of $201,548 was part of the $300,000 related party debt that was converted into 55,000,000 shares of common stock. As of September 30, 2017, there was $256,132 and $59,507 of principal and interest, respectively, due on the note to Allied.

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

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $8,981,362, a working capital deficit and has had limited revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

NOTE 6 – DECONSOLIDATION

Prior to the Company’s change of control referred to in Note 1, the results of operations of the Company’s subsidiary, EZ Recycling, was included in the statement of operations, after giving effect to any necessary eliminating entries for intercompany transactions. Upon the June 2015 change of control, the subsidiary was spun-off and consolidation ceased. Accordingly, at September 30, 2017 the books of the Company were only comprised of one entity, Highlight Networks, Inc.

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

Overview

We currently are a shell company with no operations. Upon execution of the SPA the Company experienced a change of control in June 2015, when our operating asset, EZ Recycling, Inc. was removed and as a result we reverted to shell company status. The U.S. Securities and Exchange Commission (the “SEC”) defines a "shell company" as “any development stage company within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.

Results of Operations for the three months ended September 30, 2017 compared to the exited operations for the three months ended September 30, 2016.

Revenues

There was no revenue for either the three months ended September 30, 2017 or 2016.

Cost of Goods Sold

There were no cost of goods sold in the current period. In the prior period, the cost of goods consisted only of inventory that had been impaired during the period.

General and Administrative expense

During the three months ended September 30, 2017 and September 30, 2016, we incurred $4,412 and $0 general and administrative expenses, respectively. The $4,412 consisted of auditor fees, accounting fees and filing fees, which are costs associated with a public company.

Rent Expense

Rent expense was $0 for the three months ended September 30, 2017 and September 30, 2016, respectively.

Other expense

For the three months ended September 30, 2017 and September 30, 2016, the company incurred interest expense of $6,386 and $6,456, respectively.

Net Loss

For the three months ended September 30, 2017 and September 30, 2016, the company had a net loss of $10,798 and, $6,456, respectively.

Liquidity and Capital Resources

On June 5, 2015, we executed a note payable with Friction & Heat, LLC, which was transferred by the SPA in the June 2015 change of control transaction from Friction & Heat LLC to Allied Crown Enterprise Limited ("Allied"), a Hong Kong entity. The note is unsecured, due on demand and accrues interest at 10% per annum. As of September 30, 2017, there was $256,132 and $59,507 of principal and interest, respectively, due on the note to Allied.

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

Item 4.     Controls and Procedures

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of September 30, 2017 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. On September 30, 2017, as required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2017.

The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties

-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended September 30, 2017 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2017

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

