Form 10-Q
period 2017-12-31
Highlight Networks, Inc.
filed 2018-02-21
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2017

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-35357

Highlight Networks, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-150752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

20F, Longhai Fortune Center 42 Ziwei Road, Shima Town, Zhangzhou City Fujian Province, China	363199
(Address of principal executive offices)	(Zip Code)

+86 596-6565220

(Registrant’s telephone number, including area code)

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No ☐

As of February 20, 2018, there were 58,167,600 shares of the Company’s common stock issued and outstanding.

2

3

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Highlight Networks, Inc.

4

Highlight Networks, Inc. Condensed Balance Sheets (Unaudited)
	December 31,	June 30,
	2017	2017
ASSETS
Current Assets:

Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$78,350	$53,996
Notes payable to related parties	256,132	256,132
Due to a related party	59,305	59,305

Total Liabilities	393,787	369,433

Stockholders' Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;no shares outstanding and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized;58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,554,213	8,542,963
Accumulated deficit	(9,006,168)	(8,970,564)

Total Stockholders’ Deficit	(393,787)	(369,433)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc. Condensed Statement of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenue:
Income	-	-	$ -	$ -
Operating Expenses:
General & administrative expenses	18,350	-	22,762	-
Total operating expenses	18,350	-	22,762	-
Loss from operations	(18,350)	-	(22,762)	-
Other expense:
Interest expense	(6,456)	(6,456)	(12,842)	(12,912)
Total other expense	(6,456)	(6,456)	(12,842)	(12,912)
Loss before income taxes	(24,806)	(6,465)	(35,604)	(12,912)
Provision for income taxes	-	-	-	-
Net loss	(24,806)	(6,465)	(35,604)	(12,912)
Basic loss per share	0	0	0	0
Basic weighted average shares	58,167,600	58,167,600	58,167,600	58,167,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc. Condensed Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:

Net income (loss)	$(35,604)	$(12,912)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	24,354	12,912

Net cash used in operating activities	(11,250)	—

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Borrowing from related parties	11,250	—

Net cash provided by financing activities	—	—

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Highlight Networks, Inc.

Notes to the Condensed Financial Statements

December 31, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

 Highlight Networks, Inc. (the “Company”) was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year-end. In June of 2015, the Company experienced the 2015 Change of Control as more fully described below and reverted to shell company status on June 18, 2015, as disclosed on our Form 8-K filed on January 27, 2017. The Company has no current operations or revenue nor any assets. For the period from June 18, 2015 to the date of this filing, we have had no operating activities. We also failed to maintain our Exchange Act filing obligations timely and thus began being quoted on OTC Pink Sheets during 2015 and throughout our fiscal year 2017. The information below outlines the activities and events of the Company prior to becoming a shell company.

On March 11, 2013, EZ Recycling, Inc., a Nevada corporation, was formed and incorporated to serve as a wholly owned subsidiary of the Company. On June 5, 2015, Legacy International Holdings Group, LLC and Allied Crown Enterprises Limited (“Allied”) entered into a share purchase agreement (the "SPA") to purchase 57,000,000 shares of restricted common stock of the Company, or 98% of the outstanding capital stock of the Company at the time of the transaction, from Infanto Holding Corp. and 100% of the debt of Highlight Networks, Inc. for an aggregate purchase price of $315,000 (the transaction, “2015 Change of Control”). EZ Recycling, Inc. was spun off in conjunction with the First Change of Control.. The Company has a total of 58,167,600 shares issued and outstanding as of the date of this filing.

The Company intends to either retain an equity interest in any private company it engages in a business combination or the Company may receive cash and/or a combination of cash and common stock from any private company it completes a business combination with. The Company’s desire is that the value of such consideration paid to it would be beneficial economically to its shareholders though there is no assurance of that happening.

Management of the Company will seek a suitable candidate for a merger transaction. If the target company chooses to enter into business combination with the Company, a Form 8-K disclosure document will be prepared after such business combination. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

The Company’s principal executive offices are located at 20F, Longhai Fortune Center, 42 Ziwei Road, Shima Town, Zhangzhou City, Fujian Province, China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of liabilities and expenses during the reporting period.  Actual results could differ from those estimates. The Company currently does not have significant estimates and assumptions.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 - RELATED PARTY TRANSACTIONS

From 2013 to 2015, the Company incurred loans due to related parties, Friction & Heat LLC and Joseph C. Passalaqua. Joseph C. Passalaqua was the sole managing member of Friction & Heat LLC and a former officer of the Company. The outstanding related party debt was held in unsecured promissory notes, bearing interest at 10% per annum and matured between on demand and March 31, 2016. In conjunction with the 2015 Change of Control, all principal and accrued interest were exchanged for common stock and a new promissory note with a face value of $256,132 (the "Promissory Note"). The new Promissory Note, transferred by the SPA in the 2015 Change of Control transaction from Friction & Heat LLC to Allied, was executed on June 5, 2015, was unsecured, due on demand and accrued interest at 10% per annum. As of December 31, 2017, the Company had a total outstanding principle and accrued interest of $256,132 and $65,963, respectively, due to Allied. As of June 30, 2017, the Company had a total outstanding principal and accrued interest of $256,132 and $53,121, respectively, due to Allied.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assume that Highlight Networks, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $9,006,168, a working capital deficit and has had limited revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

NOTE 5 – DECONSOLIDATION

Prior to the Company’s 2015 Cchange of Ccontrol referred to in Note 1, the results of operations of the Company’s subsidiary, EZ Recycling, was included in the statement of operations, after giving effect to any necessary eliminating entries for intercompany transactions. Upon the June 2015 Cchange of Ccontrol, the subsidiary was spun -off and consolidation ceased. Accordingly, at December 31, 2017, the books of the Company were only comprised of one entity, Highlight Networks, Inc.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and determined that other than the following event, no subsequent events occurred that would require adjustment to or disclosure in the financial statements:

On January 29, 2018, pursuant to a stock purchase agreement (the “Agreement”), the Company majority shareholder, Jose R. Mayorquin sold 57,000,000 shares of common stock of the Company to Xiamen Lutong International Travel Agency Co., Ltd. (“Xiamen Lutong”). Xiamen Lutong subsequently transferred the 98% ownership to Longhai Yougoubao Network Technology Co. Ltd. (“Longhai”). Xiamen and Longhai are companies commonly controlled by the Company’s new director, Qiyi Zheng. After the transaction, Longhai holds 98% of the voting securities of the Company, based on 58,167,600 shares outstanding as of the date hereof. The transaction has resulted in a change in control of the Company and Longhai became a majority shareholder and related party of the Company (2018 Change of Control”). In connection with the 2018 Change of Control, Allied, the company controlled by Jose R. Mayorquin, assigned its promissory note with the principal amount of $256,132.39 issued by the Company to Longhai.

Item 2.  Management's Discussion and Analysis of financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q and our other reports filed with the Securities and Exchange Commssion.

Overview

We currently are a shell company with no operations. Upon execution of the SPA, the Company experienced a change of control in June 2015, when our operating asset, EZ Recycling, Inc. was removed and as a result we reverted to shell company status.

On January 29, 2018, pursuant to a stock purchase agreement (the “Agreement”), the Company majority shareholder, Jose R. Mayorquin sold 57,000,000 shares of common stock of the Company to Xiamen Lutong International Travel Agency Co., Ltd. (“Xiamen Lutong”). Xiamen Lutong subsequently transferred the 98% ownership to Longhai Yougoubao Network Technology Co. Ltd. (“Longhai”). Xiamen and Longhai are companies commonly controlled by the Company’s new director, Qiyi Zheng. After the transaction, Longhai holds 98% of the voting securities of the Company, based on 58,167,600 shares outstanding as of the date hereof. The transaction has resulted in a change in control of the Company and Longhai became a majority shareholder and related party of the Company (2018 Change of Control”). In connection with the 2018 Change of Control, Allied, the company controlled by Jose R. Mayorquin, assigned its promissory note with the principal amount of $256,132.39 issued by the Company to Longhai.

Results of Operations for the three and six months ended December 31, 2017 compared to the three and six months ended December 31, 2016.

Revenues

There was no revenue for either the three and six months ended December 31, 2017 or 2016.

General and Administrative expense

During the three months ended December 31, 2017 and 2016, we incurred $18,350 and nil of general and administrative expenses, respectively. The $18,350 consisted of auditor fees, accounting fees, legal fee and filing fees, which are costs associated with a public company.

During the six months ended December 31, 2017 and 2016, we incurred $22,762 and nil of general and administrative expenses, respectively. The $22,762 consisted of auditor fees, accounting fees, legal fee and filing fees, which are costs associated with a public company.

Other expense

During the three months ended December 31, 2017 and 2016, we incurred $6,456 and $6,456 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

During the six months ended December 31, 2017 and 2016, we incurred $12,842 and $12,912 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

5

Net Loss

For the three months ended December 31, 2017 and 2016, we had a net loss of $24,806 and $6,456, respectively.

 For the six months ended December 31, 2017 and 2016, we had a net loss of $35,604 and $12,912, respectively.

Liquidity and Capital Resources

On June 5, 2015, we executed a note payable with Friction & Heat, LLC, which was transferred by the SPA in the June 2015 Change of Control transaction from Friction & Heat LLC to Allied. The note is unsecured, due on demand and accrues interest at 10% per annum. As of December 31, 2017, there was $256,132 and $65,963 of principal and interest, respectively, due to Allied.

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

6

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

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to the Company’s limited resources:

·	Lack of proper segregation of duties; and
·	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5.  Other Information

None.

8

Item 6.  Exhibits

	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32	Certification of the Principal Executive Officer and Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Furnished herewith

9

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLIGHT NETWORKS, INC.

Dated: February 20, 2018	/s/ Zhenhui Huang
Name: Zhenhui Huang Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

10