Form 10-Q
period 2018-03-31
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2018-05-14
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35357

Xiamen Lutong International Travel Agency Co. Ltd.

(Exact name of registrant as specified in its charter)

Nevada	26-150752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20F, Longhai Fortune Center 42 Ziwei Road, Shima Town, Zhangzhou City Fujian Province, China	363199
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 596-6565220

Highlight Network, Inc.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2018, there were 58,167,600 shares of the Company’s common stock issued and outstanding.

XIAMEN LUTONG INTERNATIONAL TRAVEL AGENCY CO. LTD.

(FORMERLY “HIGHLIGHT NETWORKS, INC.”)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Xiamen Lutong International Travel Agency Co. Ltd. (formerly “Highlight Networks, Inc.”) Condensed Balance Sheets
	March 31,	June 30,
	2018 (Unaudited)	2017 (Audited)
ASSETS
Current Assets:

Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$83,843	$53,996
Note payable to related party	256,132	256,132
Due to related party	-	59,305

Total Liabilities	339,975	369,433

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,624,910	8,542,963
Accumulated deficit	(9,023,053)	(8,970,564)

Total Stockholders’ Deficit	(339,975)	(369,433)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd. Condensed Statement of Operations (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenue:
Income	$—	$—	$—	$—

Operating Expenses:
General & administrative expenses	10,430	57,305	33,192	57,305
Total operating expenses	10,430	57,305	33,192	57,305

Loss from operations	(10,430)	(57,305)	(33,192)	(57,305)

Other expense:
Interest expense	(6,456)	(6,315)	(19,298)	(19,227)
Total other expense	(6,456)	(6,315)	(19,298)	(19,227)

Loss before income taxes	(16,886)	(63,620)	(52,490)	(76,532)

Provision for income taxes	—	—	—	—

Net loss	(16,886)	(63,620)	(52,490)	(76,532)

Basic loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Basic weighted average shares	58,167,600	58,167,600	58,167,600	58,167,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd. Condensed Statements of Cash Flows (Unaudited)
	For the Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:

Net income (loss)	$(52,490)	$(76,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	29,847	17,500
Accrued expense	—	19,227
Net cash used in operating activities	(22,643)	(39,805)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related parties	—	39,805
Capital contributions from shareholder	22,643	—

Net cash provided by financing activities	22,643	39,805

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental cash flow information
Non-cash transactions	—	—
Conversion of due to related party balance to paid-in-capital	$59,305	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

Notes to the Condensed Financial Statements
March 31, 2018
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Xiamen Lutong International Travel Agency Co., Ltd. (formerly Highlight Networks, Inc., the “Company”) was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year-end. The Company has been a shell company since June 18, 2015 as disclosed on its Form 8-K filed on January 27, 2017. The Company currently does not have operations, revenue, and any assets. For the period from June 18, 2015 to the date of this filing, the Company did not have any operating activities. Due to the failure to maintain its Exchange Act filing obligations timely, the Company began being quoted on OTC Pink Sheets under the symbol of (“HNET”) since 2015.

On January 29, 2018, pursuant to a Stock Purchase Agreement (the “SPA”), the Company’s majority shareholder, Jose R. Mayorquin sold 57,000,000 shares of common stock of the Company to a Chinese entity, Xiamen Lutong International Travel Agency Co., Ltd. (“China Xiamen Lutong”). China Xiamen Lutong subsequently transferred the 98% ownership to Longhai Yougoubao Network Technology Co. Ltd. (“Longhai”). China Xiamen Lutong and Longhai are companies commonly controlled by the Company’s new director, Qiyi Zheng. After the transaction, Longhai holds 98% of the voting interest of the Company, based on 58,167,600 shares outstanding as of the date hereof. The transaction has resulted in a change in control of the Company and Longhai became a majority shareholder and related party of the Company (“2018 Change of Control”).

On March 8, 2018, the Company incorporated a wholly-owned subsidiary, Xiamen Lutong International Travel Agency Co., Ltd. in the State of Nevada (“Nevada Xiamen Lutong Sub”) for the sole purpose of changing the Company’s name to Xiamen Lutong International Travel Agency Co., Ltd. There are no financial transactions and balances on the book on Nevada Xiamen Lutiong Sub during the quartered ended March 31, 2018. Pursuant to an agreement and plan of merger, dated March 29, 2018, between the Company and the Nevada Xiamen Lutiong Sub (“Plan of Merger”), the Nevada Xiamen Lutong Sub was merged with and into the Company and the Company’s name was changed to “Xiamen Lutong International Travel Agency Co., Ltd.” On April 12, 2018, the Company filed the Articles of Merger with the Secretary of State of Nevada. The market effective date for such name change will be May 14, 2018.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The note payable due to related party as of June 30, 2017 was related to an unsecured promissory note payable to Allied Crown Enterprises Limited (“Allied”), a company controlled by the previous substantial shareholder, Jose R. Mayorquin. As of June 30, 2017, the Company had a total outstanding principal and accrued interest of $256,132 and $53,121, respectively, due to Allied. In connection with the 2018 Change of Control, Allied assigned its promissory note with the principal amount of $256,132 plus all accrued interests to Longhai. As of March 31, 2018, the Company had a total outstanding principal and accrued interest of $256,132 and $72,419, respectively due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of March 31, 2018 and June 30, 2017 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the year, the Company also received total capital contributions in the amount of $22,643 from its previous substantial shareholder and the current substantial shareholder for working capital uses. Also, during the quarter ended March 31, 2018, in connection with the 2018 Change of Control, the balance of $59,305 due to the previous shareholder, Jose R. Mayorquin, was waived and converted to additional paid-in-capital.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $9,023,053, a working capital deficit and does not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its substantial shareholder to meet its minimal operating expenses. As the Company is a shell company and operating expenses are limited. Management believes that the financing from its substantial shareholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 5 – SHARE CAPITAL

There are no transactions of common shares, warrants and stock options during the three and nine months ended March 31, 2018 and 2017, respectively.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and determined that other than the following event, no subsequent events occurred that would require adjustment to or disclosure in the financial statements:

On April 12, 2018, the Company filed an articles of merger with the Secretary of State of Nevada and changed its name from “Highlight Networks, Inc.” to “Xiamen Lutong International Travel Agency Co., Ltd.” through the merger of the Company with its wholly-owned subsidiary, Nevada Xiamen Lutong Sub. The articles of merger were amended on May 4, 2018.

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

Results of Operations for the three and nine months ended March 31, 2018 compared to the three and nine months ended March 31, 2017.

Revenues

There was no revenue for either the three and nine months ended March 31, 2018 or 2017.

General and Administrative expense

During the three months ended March 31, 2018 and 2017, we incurred $10,430 and $57,305 of general and administrative expenses, respectively. The $10,430 primarily consisted of auditor fees, accounting fees, legal fee and filing fees, which are costs associated with a public company.

During the nine months ended March 31, 2018 and 2017, we incurred $33,192 and $57,305 of general and administrative expenses, respectively. The $33,192 primarily consisted of auditor fees, accounting fees, legal fee and filing fees, which are costs associated with a public company.

Other expense

During the three months ended March 31, 2018 and 2017, we incurred $6,456 and $6,315 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

During the nine months ended March 31, 2018 and 2017, we incurred $19,298 and $19,227 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the three months ended March 31, 2018 and 2017, we had a net loss of $16,886 and $63,620, respectively.

 For the nine months ended March 31, 2018 and 2017, we had a net loss of $52,490 and $76,532, respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had an unsecured promissory note payable to Allied Crown Enterprises Limited (“Allied”), a company controlled by the previous substantial shareholder, Jose R. Mayorquin. As of June 30, 2017, the outstanding principal and accrued interest payable to Allied are $256,132 and $53,121, respectively. In connection with the 2018 Change of Control, Allied assigned its promissory note with the principal amount of $256,132 plus all accrued interests to Longhai. As of March 31, 2018, the Company had a total outstanding principle and accrued interest of $256,132 and $72,419, respectively due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures]

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to the Company’s limited resources:

•	Lack of proper segregation of duties; and
•	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of the Principal Executive Officer and Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLIGHT NETWORKS, INC.

Dated: May 14, 2018	/s/ Zhenhui Huang
Name: Zhenhui Huang Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)