Form 10-K
period 2018-06-30
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2018-10-19
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153575

Xiamen Lutong International Travel Agency Co. Ltd.

(Exact name of registrant as specified in its charter)

Nevada	26-150752
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20F, Longhai Fortune Center
42 Ziwei Road, Shima Town, Zhangzhou City
Fujian Province, China	363199
(Address of Principal Executive Offices)	(Zip Code)

+86 596-6565220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

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

The last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC markets on December 29, 2017 was $70,056.

As of October 19, 2018, the registrant had 58,167,600 shares of common stock, par value $0.001 per share, outstanding.

2

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to establish our business in China and implement our business plan;

•	acceptance of the services that we expect to market;

•	our ability to retain key employees;

•	adverse changes in general market conditions for travel services in China;

•	our ability to continue as a going concern;

•	our future financing plans; and

•	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.	BUSINESS

 Overview

Xiamen Lutong International Travel Agency Co. Ltd. (the “Company”, “we”, “us”, “our” and similar terminology) was incorporated under the name “Highlight Networks, Inc.” in the state of Nevada on June 21, 2007. Its original plan was to engage in the business of planning, development and operation of both private and public access wireless broadband networks using WiFi (IEEE 802.11) and WiMAX (IEEE 802.16) wireless technologies. In 2013, the Company commenced a new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

On June 5, 2015, the Company experienced a change of control as a result of the purchase of 98% of its issued and outstanding capital stock from Infanto Holding Corp. by Legacy International Holdings Group, LLC and Allied Crown Enterprises Limited. The Company’s then operating subsidiary, EZ Recycling, Inc., was spun off and as a result the Company reverted to the shell company status.

On January 29, 2018, pursuant to a stock purchase agreement dated January 26, 2018, Xiamen Lutong International Travel Agency Co., Ltd. (an entity controlled by Qiyi Zheng, the Company’s Chairman of the Board) purchased 57,000,000 shares of common stock of the Company, representing 98% of the outstanding voting securities of the Company. Following this change of control, the Company changed its name to Xiamen Lutong International Travel Agency Co., Ltd. and changed its business plan to engage in travel businesses in the People’s Republic of China. Such 98% interest in our company was subsequently transferred to Longhai Yougoubao Network Technology Co. Ltd., a related party also controlled by Mr. Zheng (“Longhai”).

From June 2015 to date of this Report, the Company has not commenced its planned business and presently has no business operations, revenues or assets and thus is and has been a “shell company” as defined by Rule 405 of the Securities Act of 1993, as amended (the “Securities Act”).

Plan of Operation

The Company plans to offer packaged tours and other travel-related services in the People’s Republic of China, initially in Fujian province, with a focus on developing, promoting and executing organized tours through its travel service stores. The packaged tours offer the benefits of pre-arranged itineraries, transportations, accommodations, entertainments, meals and tour guide services and cover domestic as well as international destinations. We plan to offer our travel products and services through our travel service stores as well as our website.

We also plan to offer other travel-related services comprised mainly of sales of tourist attraction tickets, visa application services, financial services, hotel booking services, air ticketing services, train ticketing services, bus ticketing services, car rental services and insurance services. We will earn a commission or service fee on these services.

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business there and as a U.S. publicly listed and reporting company. We do not have an established timetable to implement these plans, and until we do, we will remain a shell company.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal executive offices are located at 20F, Longhai Fortune Center, 42 Ziwei Road, Shima Town, Zhangzhou City, Fujian Province, China.

We do not own any property.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on OTC Pink Sheets under the symbol “LTGJ.”

The following table shows, for each quarter of the 2018 and 2017 fiscal years, the range of reported high and low bid quotations of our common stock as reported by the OTCQB. The quotations from the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	High	Low

2018:
Fourth quarter, ended June 30, 2018	$0.25	$0.05
Third quarter, ended March 31, 2018	0.39	0.09
Second quarter ended December 31, 2017	0.075	0.06
First quarter ended September 30, 2017	0.082	0.075

2017:
Fourth quarter, ended June 30, 2017	$0.09	$0.07
Third quarter, ended March 31, 2017	0.09	0.02
Second quarter ended December 31, 2016	0.05	0.01
First quarter ended September 30, 2016	0.01	0.01

STOCKHOLDERS OF RECORD

Based upon information furnished by our transfer agent, as of October 12, 2018, the Company had approximately 69 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF OUR EQUITY SECURITIES

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-K and our other reports filed with the Securities and Exchange Commission.

Overview

We were incorporated under the name “Highlight Networks, Inc.” in the state of Nevada on June 21, 2007. Our original plan was to engage in the business of planning, development and operation of both private and public access wireless broadband networks using WiFi (IEEE 802.11) and WiMAX (IEEE 802.16) wireless technologies. In 2013, we commenced a new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

On June 5, 2015, we experienced a change of control as a result of the purchase of 98% of our issued and outstanding capital stock from Infanto Holding Corp. by Legacy International Holdings Group, LLC and Allied Crown Enterprises Limited. Our then operating subsidiary, EZ Recycling, Inc., was spun off and as a result we reverted to the shell company status.

On January 29, 2018, pursuant to a stock purchase agreement dated January 26, 2018, Xiamen Lutong International Travel Agency Co., Ltd. (an entity controlled by Qiyi Zheng, our Chairman of the Board) purchased 57,000,000 shares of common stock of our company, representing 98% of our outstanding voting securities. Following this change of control, we changed our corporate name to Xiamen Lutong International Travel Agency Co., Ltd. and changed our business plan to engage in travel businesses in the People’s Republic of China. Such 98% interest in our company was subsequently transferred to Longhai, a related party also controlled by Mr. Zheng.

From June 2015 to date, we had no business operations, revenues or assets and has been a shell company as defined by Rule 405 of the Securities Act.

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business there and as a U.S. publicly listed and reporting company. We do not have an established timetable to implement these plans, and until we do, we will remain a shell company.

Results of Operations for the year ended June 30, 2018 compared to the year ended June 30, 2017.

Revenues

There was no revenue for either the year ended June 30, 2018 or 2017.

General and Administrative Expense

During the years ended June 30, 2018 and 2017, we incurred $81,915 and $60,180 of general and administrative expenses, respectively. The $81,915 primarily consisted of auditor fees, accounting fees, legal fee and filing fees, which are routine costs associated with a public company for financial reporting requirements. In addition, the general and administrative expenses in fiscal 2018 also include a $30,000 legal fee in relation to a private offering attempted by the Company in 2018. Since the private offering did not succeed, the amount was fully charged into Statements of Operations in 2018.

Other Expense

During the year ended June 30, 2018 and 2017, we incurred $25,613 and $25,613 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the year ended June 30, 2018 and 2017, we had a net loss of $107,528 and $85,793, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $63,220 for the year ended June 30, 2018, compared to net cash used in operating activities of $59,305 for the year ended June 30, 2017, represented a small increase of $3,915 in the net cash outflow used in operating activities. Since the Company is a shell company, cash used in operating activities were fully funded by the Company’s shareholders as it was reflected in the financing activities of the Company’s cash flow.

As of June 30, 2017, we had an unsecured promissory note payable to Allied Crown Enterprises Limited (“Allied”), a company controlled by the previous substantial shareholder, Jose R. Mayorquin. As of June 30, 2017, the outstanding principal and accrued interest payable to Allied are $256,132 and $53,121, respectively. In connection with the 2018 change of control, Allied assigned its promissory note with the principal amount of $256,132 plus all accrued interest to Longhai. As of June 30, 2018, the Company had a total outstanding principal and accrued interest of $256,132 and $78,734, respectively due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

Xiamen Lutong International Travel Agency Co. Ltd. (FKA Highlight Networks, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xiamen Lutong International Travel Agency Co. Ltd. (FKA Highlight Networks, Inc.) (“the Company”) as of June 30, 2018 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows and the related notes (collectively referred to as the “financial statements”) for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

October 19, 2018

We have served as the Company's auditor since November 2017.

www.llcpas.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Highlight Networks, Inc.

We have audited the accompanying balance sheets of Highlight Networks, Inc. as of June 30, 2017 and 2016 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. Highlight Networks, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We were not engaged to examine management’s assertion about the effectiveness of Highlight Networks, Inc.’s internal control over financial reporting as of June 30, 2017 and 2016.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highlight Networks, Inc. as of June 30, 2016 and 2017, and the results of its operations and its cash for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

De Leon & Company, P.A.

Pembroke Pines, Florida
September 19, 2017

Xiamen Lutong International Travel Agency Co. Ltd.

(formerly “Highlight Networks, Inc.”)

Balance Sheets

	June 30,	June 30,
	2018	2017
ASSETS
Current Assets:

Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$98,304	$53,996
Note payable to related party	256,132	256,132
Due to related party	—	59,305

Total Liabilities	354,436	369,433

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,665,488	8,542,963
Accumulated deficit	(9,078,092)	(8,970,564)

Total Stockholders’ Deficit	(354,436)	(369,433)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

(formerly “Highlight Networks, Inc.”)

Statement of Operations

	For The Year Ended June 30,
	2018	2017

Revenues
Income	-	-

Operating expenses:
General and administrative expenses	81,915	60,180
Total operating expenses	81,915	60,180

Loss from operations	(81,915)	(60,180)

Other expenses:
Interest expenses	25,613	25,613
Other (income)/expenses, net	—	—
Total other (income) expenses	25,613	25,613

Loss before provision for income taxes	(107,528)	(85,793)

Income taxes expense	—	—

Net loss	(107,528)	(85,793)

Basic & diluted net income per share	*	*

Weighted average number of ordinary shares-basic and diluted	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

(formerly “Highlight Networks, Inc.”)

Statements of Cash Flows

	For The Year Ended
	June 30,
	2018	2017
Cash flows from operating activities:

Net income (loss)	$(107,528)	$(85,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	44,308	26,488
Net cash used in operating activities	(63,220)	(59,305)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related parties	—	59,305
Capital contributions from shareholder	63,220	—

Net cash provided by financing activities	63,220	59,305

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental cash flow information

Non-cash transactions	—	—
Conversion of due to related party balance to paid-in-capital	$59,305	—

Cash paid for interest expense, net of capitalized interest	—	—
Cash paid for income tax	—	—

The accompanying notes are an integral part of these financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

(formerly “Highlight Networks, Inc.”)

Statements of Changes in Shareholders’ Deficit

For the Year ended June 30, 2018 and 2017

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2016	58,167,600	58,168	8,542,963	(8,884,771)	(283,640)
Net loss				(85,793)	(85,793)

Balance as of June 30, 2017	58,167,600	58,168	8,542,963	(8,970,564)	(369,433)
Net loss				(107,528)	(107,528)

Contributions from shareholders			122,525		122,525
Balance as of June 30, 2018	58,167,600	58,168	8,665,488	(9,078,092)	(354,436)

The accompanying notes form an integral part of these consolidated financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Financial Statements
June 30, 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Xiamen Lutong International Travel Agency Co., Ltd. (formerly Highlight Networks, Inc., the “Company”) was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year-end. The Company has been a shell company since June 18, 2015 as disclosed on its Form 8-K filed on January 27, 2017. The Company currently does not have operations, revenue, and any assets. For the period from June 18, 2015 to the date of this filing, the Company did not have any operating activities. Due to the failure to maintain its Exchange Act filing obligations timely, the Company began being quoted on OTC Pink Sheets since 2015.

On January 29, 2018, pursuant to a Stock Purchase Agreement (the “SPA”), the Company’s majority shareholder, Jose R. Mayorquin sold 57,000,000 shares of common stock of the Company to a Chinese entity, Xiamen Lutong International Travel Agency Co., Ltd. (“China Xiamen Lutong”). China Xiamen Lutong subsequently transferred the 98% ownership to Longhai Yougoubao Network Technology Co. Ltd. (“Longhai”). China Xiamen Lutong and Longhai are companies commonly controlled by the Company’s Chairman of the Board, Qiyi Zheng. After the transaction, Longhai holds 98% of the voting interest of the Company, based on 58,167,600 shares outstanding as of the date hereof. The transaction has resulted in a change in control of the Company and Longhai became a majority shareholder and related party of the Company (“2018 Change of Control”).

On March 8, 2018, the Company incorporated a wholly-owned subsidiary, Xiamen Lutong International Travel Agency Co., Ltd. in the State of Nevada (“Nevada Xiamen Lutong Sub”) for the sole purpose of changing the Company’s name to Xiamen Lutong International Travel Agency Co., Ltd. Pursuant to an agreement and plan of merger, dated March 29, 2018, between the Company and the Nevada Xiamen Lutiong Sub (“Plan of Merger”), the Nevada Xiamen Lutong Sub was merged with and into the Company and the Company’s name was changed to “Xiamen Lutong International Travel Agency Co., Ltd.”. On April 12, 2018, the Company filed the Articles of Merger with the Secretary of State of Nevada. The market effective date for such name change was May 14, 2018. There were no financial transactions and balances on the book on Nevada Xiamen Lutong Sub at the time of the merger.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Stock-Based Compensation

The Company will follow Accounting Standards Codification (ASC) 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Earnings (Loss) per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. There were no dilutive shares outstanding as of December 31, 2016 or 2015.

Taxation

Current income taxes are provided on the basis of net profit for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions.

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, net operating loss carry forwards and credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in which temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of comprehensive income in the period of the enactment of the change.

The Company considers positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, its experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon its ability to generate sufficient future taxable income within the carry-forward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, the Company has considered possible sources of taxable income including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carry-forwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trend of profits expected to be reflected within the industry.

The Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

There were no current and future income tax provision recorded for the years ended June 30, 2018 and 2017 respectively since the Company is a shell company and did not generate any revenues in the two fiscal years.

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Recent Accounting Pronouncements

The Company has reviewed the following recent accounting pronouncements and concluded that they are either not applicable or no impact to the Company’s financial statements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards (“IFRS”). An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted but not earlier than the original effective date of December 15, 2016. The most significant aspect of our evaluation of Topic 606 relates to ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This implementation guidance discusses principal versus agent considerations and gross versus net revenue reporting, including specific indicators to assist in the determination of whether we control a specified good or service before it is transferred to the customer. The new standard is not applicable to the Company since the Company is still a shell and does not generate revenue.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance regarding management’s responsibility to (i) evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and (ii) provide related footnote disclosures. ASU 2014-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We adopted ASU 2014-15 as of January 1, 2017. The adoption of ASU 2014-15 does not have an impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities not under the fair value option is largely unchanged. The standard is effective for public business entities for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. The Company does not expect that the adoption of the standard to have an impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company does not expect that the adoption of the standard to have an impact on the Company’s financial statements.

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a Group recognizes an allowance based on the estimate of expected credit loss. The Company does not expect that the adoption of the standard to have an impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect that the adoption of the standard to have an impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). This ASU affects all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update will become effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and early adoption is permitted in any interim or annual period. The adoption of the guidance does not have impact to the Company’s statement of cash flows as the Company does not have restricted cash or restricted cash equivalents.

In September 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EIFT Meeting and Rescission of Prior SEC Staff Announcement and Observer Comments. The transition provisions in ASC Topic 606 require that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The amendment is not applicable to the Company since the Company is still a shell and does not generate revenue.

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

The note payable due to related party as of June 30, 2017 was related to an unsecured promissory note payable to Allied Crown Enterprises Limited (“Allied”), a company controlled by the previous substantial shareholder, Jose R. Mayorquin. As of June 30, 2017, the Company had a total outstanding principal and accrued interest of $256,132 and $53,121, respectively, due to Allied. In connection with the 2018 Change of Control, Allied assigned its promissory note with the principal amount of $256,132 plus all accrued interests to Longhai. As of June 30, 2018, the Company had a total outstanding principal and accrued interest of $256,132 and $78,734, respectively due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of June 30, 2018 and June 30, 2017 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the year, the Company also received total capital contributions in the amount of $63,220 from its previous substantial shareholder and the current substantial shareholder for working capital uses. Also, during the year ended June 30, 2018, in connection with the 2018 Change of Control, the balance of $59,305 due to the previous shareholder, Jose R. Mayorquin, was waived and converted to additional paid-in-capital.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $9,078,092, a working capital deficit and does not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its substantial shareholder to meet its minimal operating expenses. As the Company is a shell company and operating expenses are limited. Management believes that the financing from its substantial shareholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

The company is authorized to issue 20,000,000 shares of preferred stock, with none outstanding as of June 30, 2018, and 150,000,000 shares of common stock, with 58,167,600 shares outstanding as of June 30, 2018. Par value of preferred and common stock is $0.001.

There are no transactions of common shares, warrants and stock options during the years ended June 30, 2018 and 2017, respectively. During the year, $122,525 (2017: $nil) was contributed by the Company’s shareholders and the capital contribution was recorded in additional paid-in-capital.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and determined that no subsequent events occurred that would require adjustment to or disclosure in the financial statements:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following material weaknesses, which are indicative of many small companies with small staff, as of June 30, 2018: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name	Age	Position

Qiyi Zheng	36	Chairman of the Board
Zhenhui Huang	40	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Qiyi Zheng. Mr. Zheng has been serving as the Chairman of the Board of the Company since January 2018. He has also been serving as the Chairman of China Xiamen Lutong since January 2014. Prior to that, he was the Chairman of Shenzhen Junfu Travel Agency Co., Ltd. from January 2010 to January 2014. Mr. Zheng obtained his junior college diploma in electronics from Fujian Nan’an Practical Art Secondary Vocational School.

Zhenhui Huang. Mr. Huang has been serving as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary since January 2018. He has also been serving as a director of China Xiamen Lutong since January 2014. From January 2009 to January 2014, he was the general manager of Zhangzhou Baihui Business Service Co., Ltd., an online e-commerce company. Mr. Huang obtained his junior college diploma in medicine from Chinese People’s Liberation Army Fuzhou Medical College. Mr. Huang will serve as the Company’s officer for a term of three years.

The Board of Directors and Committees

We do not have any independent directors. We are not required to maintain a majority of independent directors or the foregoing committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange. Our Board of Directors does not maintain a separate audit, nominating, or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole.

Communication with our Directors

Shareholders or other interested parties may communicate with our director by sending mail to 20F, Longhai Fortune Center, 42 Ziwei Road, Shima Town, Zhangzhou City, Fujian Province, China 363199

Family Relationships

There are no family relationships between our directors and executive officers.

Legal Proceedings

To the Company’s knowledge, there are no material proceedings to which any director, director nominee, officer or affiliate of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Code of Ethics

We intend at some point to adopt a code of ethics that applies to our officers, directors and employees. We will file copies of our code of ethics in a current report on Form 8-K. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

There are no current employment agreements between the company and its officer. We have never paid any compensation to any of our executive officers or directors. Our officer has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

On January 26, 2018, our majority stockholder entered into a stock purchase agreement to sell 98% of the Company’s outstanding voting securities for $133,867.61 in cash to Longhai, resulting in a change in control of our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, regarding the beneficial ownership of the Company’s Common Stock as of October 12, 2018 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

The business address of each person listed below is 20F, Longhai Fortune Center, 42 Ziwei Road, Shima Town, Zhangzhou City, Fujian Province, China 363199.

	Number of	Percentage
	Shares Owned	of Shares
Name and Address		Owned

5% Stockholders
Longhai Yougoubao Network Technology Co., Ltd.(1)	57,000,000	98%
Directors and Officers
Qiyi Zheng	57,000,000	98%
Zhenhui Huang	-	-
Jose R. Maroquin	-	-
All officers and directors as a group (three persons)	57,000,000	98%

(1) Qiyi Zheng is the Chairman of Longhai Yougoubao Network Technology Co., Ltd. and has the voting and dispositive power over shares of Common Stock held by this stockholder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The note payable due to related party as of June 30, 2017 was related to an unsecured promissory note payable to Allied Crown Enterprises Limited (“Allied”), a company controlled by the previous substantial shareholder, Jose R. Mayorquin. As of June 30, 2017, the Company had a total outstanding principal and accrued interest of $256,132 and $53,121, respectively, due to Allied. In connection with the 2018 Change of Control, Allied assigned its promissory note with the principal amount of $256,132 plus all accrued interests to Longhai. As of June 30, 2018, the Company had a total outstanding principal and accrued interest of $256,132 and $78,734, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

During the year ended June 30, 2018, the Company also received total capital contributions in the amount of $63,220 from its former and current majority shareholders for working capital uses. During the year ended June 30, 2018, in connection with the 2018 Change of Control, the balance of $59,305 due to the former shareholder, Jose R. Mayorquin, was waived and converted to additional paid-in-capital.

Our board of directors reviews and approves related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the annual period ended June 30, 2018 and 2017, we incurred approximately $14,000 and $20,500, respectively, in fees to our independent registered public accounting firm for professional services rendered in connection with the review and audit of our financial statements. Our board of directors pre-approves all services provided by our independent registered public accounting firm.

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
	(1)	Financial Statements
	(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

2.1	Plan and Agreement of Merger between Highlight Networks, Inc. and Xiamen Lutong International Travel Agency Co., Ltd., dated March 29, 2018 (1)

3.1	Articles of Incorporation of Highlight Networks, Inc. (2)

3.2	Bylaws of Highlight Networks, Inc. (3)

3.3	Certificate of Amendment to the Articles of Incorporation of Highlight Networks, Inc. (4)

3.4	Certificate of Amendment to the Articles of Incorporation of Highlight Networks, Inc. (5)

3.5	Articles of Merger of Xiamen Lutong International Travel Agency Co., Ltd. into Highlight Networks, Inc., dated April 12, 2018 (6)

3.6	Certificate of Correction to the Articles of Merger of Highlight Networks, Inc. filed with the Secretary of State of the State of Nevada on May 4, 2018 (7)

3.7	Certificate of Correction to the Articles of Merger of Xiamen Lutong International Travel Agency Co. filed with the Secretary of State of the State of Nevada on May 4, 2018 (8)

4.1	Highlight Networks 2013 Flexible Stock Plan (9)

10.1	Stock Purchase Agreement dated as of June 3, 2010 among Infanto Holdings, Corp., Highlight Networks, Inc., Perry D. West, Taylor B. West and Hee Joon Park. (10)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith

(1)   Incorporated by reference to Exhibit 2.1 to 8-K, filed with the Commission on April 20, 2018.

(2)   Incorporated by reference to Exhibit 3.1 to Form S-1, filed with the Commission on September 18, 2008.

(3)   Incorporated by reference to Exhibit 3.2 to Form S-1, filed with the Commission on September 18, 2008.

(4)   Incorporated by reference to Exhibit 3.1 to Form 8-A12B, filed with the Commission on November 21, 2011.

(5)   Incorporated by reference to Exhibit 3.1 to 8-K, filed with the Commission on January 25, 2018.

(6)   Incorporated by reference to Exhibit 3.1 to 8-K, filed with the Commission on April 20, 2018.

(7)   Incorporated by reference to Exhibit 3.1 to 8-K/A, filed with the Commission on May 10, 2018.

(8)   Incorporated by reference to Exhibit 3.1 to 8-K/A, filed with the Commission on May 10, 2018.

(9)   Incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on March 6, 2013.

(10) Incorporated by reference to Exhibit 10.1 to 8-K, filed with the Commission on June 9, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xiamen Lutong International Travel Agency Co., Ltd.

Date: October 19, 2018	By:	/s/ Zhenhui Huang
Zhenhui Huang
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Qiyi Zheng		October 19, 2018
Qiyi Zheng	Chairman of the Board

/s/ Zhenhui Huang	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary	October 19, 2018
Zhenhui Huang

