Form 10-Q
period 2018-09-30
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2018-11-14
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________   to ________.

Commission File Number: 333-153575

Xiamen Lutong International Travel Agency Co. Ltd.

(Exact name of registrant as specified in its charter)

Nevada	26-150752
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

20F, Longhai Fortune Center 42 Ziwei Road, Shima Town Zhangzhou, Fujian, People’s Republic of China	363199
(Address of principal executive offices)	(Zip Code)

+86 596-6565220

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 13, 2018, there were 58,167,600 shares of the registrant's common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continues," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in our periodic reports are not exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Xiamen Lutong International Travel Agency Co. Ltd. (Formerly “Highlight Networks, Inc.”) Condensed Balance Sheets

	September 30,	June 30,
	2018 (Unaudited)	2017 (Audited)
ASSETS
Current Assets:

Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$95,505	$98,304
Note payable to related party	256,132	256,132
Due to related party	—	—

Total Liabilities	351,637	354,436

Stockholders’ Deficit:

Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,681,488	8,665,488
Accumulated deficit	(9,091,293)	(9,078,092)

Total Stockholders’ Deficit	(351,637)	(354,436)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

(Formerly “Highlight Networks, Inc.”)

Condensed Statement of Operations

	For The Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenues
Income	—	—

Operating expenses:
General and administrative expenses	6,798	4,412
Total operating expenses	6,798	4,412

Loss from operations	(6,798)	(4,412)

Other expenses:
Interest expenses	6,403	6,386
Other (income)/expenses, net	—	—
Total other (income) expenses	6,403	6,386

Loss before provision for income taxes	(13,201)	(10,798)

Income taxes expense	—	—

Net loss	(13,201)	(10,798)

Basic & diluted net income per share	*	*

Weighted average number of ordinary shares-basic and diluted	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd. (Formerly “Highlight Networks, Inc.”) Condensed Statements of Cash Flows

	For The Three Months Ended
	September 30,
	2018 (Unaudited)	2017 (Unaudited)
Cash flows from operating activities:

Net loss	$(13,201)	$(10,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	(2,799)	10,798
Net cash used in operating activities	(16,000)	—

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related parties	—	—
Capital contributions from shareholder	16,000	—

Net cash provided by financing activities	16,000	—

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental cash flow information
Cash paid for interest expense, net of capitalized interest	—	—
Cash paid for income tax	—	—

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Condensed Financial Statements
September 30, 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Xiamen Lutong International Travel Agency Co., Ltd. (formerly Highlight Networks, Inc., the “Company”) was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 fiscal year-end. The Company has been a “shell company” since June 18, 2015 as disclosed on its Form 8-K filed on January 27, 2017. Except for searching for a suitable business combination transaction to engage in, the Company currently does not have operations and has no revenue or assets. For the period from June 18, 2015 to the date of this filing, the Company did not have any operating activities. Due to the failure to maintain its Exchange Act filing obligations on timely basis, the Company began being quoted on OTC Pink Sheets during 2015.

On January 29, 2018, pursuant to a Stock Purchase Agreement (the “SPA”), the Company’s majority shareholder, Jose R. Mayorquin sold 57,000,000 shares of common stock of the Company to a Chinese entity, Xiamen Lutong International Travel Agency Co., Ltd. (“China Xiamen Lutong”). China Xiamen Lutong subsequently transferred the 98% ownership of the Company to Longhai Yougoubao Network Technology Co. Ltd. (“Longhai”). China Xiamen Lutong and Longhai are companies under common control of the Company’s now sole director, Qiyi Zheng. Longhai held 98% of the voting interest of the Company based on 58,167,600 shares outstanding immediately following the transaction. The transaction resulted in a change in control of the Company and Longhai became the majority shareholder and related party of the Company.

On March 8, 2018, the Company incorporated a wholly-owned subsidiary, Xiamen Lutong International Travel Agency Co., Ltd., in the State of Nevada (“Nevada Xiamen Lutong Sub”) for the sole purpose of changing the Company’s name to Xiamen Lutong International Travel Agency Co., Ltd. Pursuant to an agreement and plan of merger, dated March 29, 2018, between the Company and the Nevada Xiamen Lutiong Sub (“Plan of Merger”), the Nevada Xiamen Lutong Sub was merged with and into the Company and the Company’s name was changed to “Xiamen Lutong International Travel Agency Co., Ltd.” On April 12, 2018, the Company filed the Articles of Merger with the Secretary of State of Nevada. The market effective date for such name change was May 14, 2018. There were no financial transactions and balances on the book on Nevada Xiamen Lutong Sub at the time of the merger.

The Company intends enter into a business combination with an operating entity, and in connection therewith plans to either retain an equity interest in any private company it engages in a business combination or receive cash and/or a combination of cash and common stock from any private company it completes a business combination with. The Company’s desire is that the value of such consideration paid to it would be beneficial economically to its shareholders though there is no assurance of that happening. Given the background of the Company’s current management, the Company plans to seek a business combination (including with affiliates of current management) in the Chinese travel services sector.

Management of the Company will seek a suitable candidate for a business combination transaction. If the target company chooses to enter into business combination with the Company, a Form 8-K disclosure document will be prepared after such business combination. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

The Company’s principal executive offices are located at 20F, Longhai Fortune Center, 42 Ziwei Road, Shima Town, Zhangzhou City, Fujian Province, China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2019. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and expenses during the reporting period.  Actual results could differ from those estimates. The Company currently does not have significant estimates and assumptions.

Stock-Based Compensation

The Company will follow Accounting Standards Codification (“ASC”) 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Earnings (Loss) per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. There were no dilutive shares outstanding as of September 30, 2018 and June 30, 2018.

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

There were no current and future income tax provision recorded for the three months ended September 30, 2018 and 2017 since the Company is a shell company and did not generate any revenues in the two fiscal periods.

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued. Pursuant to Accounting Standards Update ("ASU") 2010-09 of the Financial Accounting Standards Board ("FASB") ASC, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Recent Accounting Pronouncements

The Company has reviewed the following recent accounting pronouncements and concluded that they were either not applicable or had no impact to the Company’s financial statements:

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities not under the fair value option is largely unchanged. The standard is effective for public business entities for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. We adopted this standard as of July 1, 2018, the adoption of the standard does not have an impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard as of July 1, 2018. The adoption of the standard does not have an impact on the Company’s financial statements.

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

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EIFT Meeting and Rescission of Prior SEC Staff Announcement and Observer Comments. The transition provisions in ASC Topic 606 require that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The amendment is not applicable to the Company since the Company is still a shell company and does not generate revenue.

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

As of September 30, 2018, the Company had a total outstanding principal and accrued interest of $256,132 and $85,138, respectively due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of September 30, 2018 and June 30, 2018 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the three months ended September 30, 2018, the Company also received total capital contributions in the amount of $16,000 from its substantial shareholder Longhai for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $9,091,293, a working capital deficit and does not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its substantial shareholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its substantial shareholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 20,000,000 shares of preferred stock, with none outstanding as of September 30, 2018, and 150,000,000 shares of common stock, with 58,167,600 shares outstanding as of September 30, 2018. Par value of preferred and common stock is $0.001 per share.

There were no transactions of common stock, warrants and stock options during the three months ended September 30, 2018. During the three months ended September 30, 2018, $16,000 was contributed by the Company's shareholder and the capital contribution was recorded as additional paid-in-capital.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and determined that no subsequent events occurred that would require adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended June 30, 2018 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in the section entitled “Business” in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this report. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Overview

We were incorporated under the name “Highlight Networks, Inc.” in the state of Nevada on June 21, 2007. Our original business plan was to engage in the business of planning, development and operation of both private and public access wireless broadband networks using WiFi (IEEE 802.11) and WiMAX (IEEE 802.16) wireless technologies. In 2013, we commenced a new business venture in recycling, refining, metals trading and assisting in metal recovery, with a focus on precious metals refining from electronic waste.

On June 5, 2015, we experienced a change of control as a result of the purchase of 98% of its issued and outstanding capital stock from Infanto Holding Corp. by Legacy International Holdings Group, LLC and Allied Crown Enterprises Limited. Our then operating subsidiary, EZ Recycling, Inc., was spun off and as a result we reverted to the shell company status.

On January 29, 2018, pursuant to a stock purchase agreement dated January 26, 2018, Xiamen Lutong International Travel Agency Co., Ltd. purchased 57,000,000 shares of our common stock from our then majority shareholder, Jose R. Mayorquin, representing 98% of the voting securities of our company. Following this change of control, we changed our name to Xiamen Lutong International Travel Agency Co., Ltd. and changed our business plan to engage in travel businesses in the People’s Republic of China.

From June 2015 to date, we had no business operations, revenues or assets and has been a shell company as defined by Rule 405 of the Securities Act of 1933, as amended. We intend enter into a business combination with an operating entity, and in connection therewith plans to either retain an equity interest in any private company it engages in a business combination or receive cash and/or a combination of cash and common stock from any private company it completes a business combination with. Our desire is that the value of such consideration paid to it would be beneficial economically to our shareholders though there is no assurance of that happening. Given the background of our current management, we plan to seek a business combination (including with affiliates of current management) in the Chinese travel services sector.

Results of Operations for the three months ended September 30, 2018 compared to same period of 2017.

Revenues

There was no revenue for the three months ended September 30, 2018 and 2017.

General and Administrative Expense

During the three months ended September 30, 2018 and 2017, we incurred $6,798 and $4,412 of general and administrative expenses, respectively. The $6,798 primarily consisted of auditor fees, accounting fees, legal fee and filing fees, which are routine costs associated with a public company for financial reporting requirements.

Other Expense

During the three months ended September 30, 2018 and 2017, we incurred $6,403 and $6,386 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the three months ended September 30, 2018 and 2017, we had a net loss of $13,201 and $10,798, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $16,000 for the three months ended September 30, 2018, compared to net cash used in operating activities of $nil for the same period ended September 30, 2017, represented an increase of $16,000 in the net cash outflow in operating activities. Since we are a shell company, cash used in operating activities were fully funded by our controlling shareholder as is reflected in the accompanying condensed statements of cash flows.

As of September 30, 2018, we had a total outstanding principal and accrued interest of $256,132 and $85,138, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

Commitments and Capital Expenditures

We presently have no material commitments for capital expenditures.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with U.S. GAAP, we must make a variety of estimates that affect the reported amounts and related disclosures.

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

Off-Balance Sheet Arrangements

We do not presently have any off-balance sheet financial arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to limited resources:

•	Lack of proper segregation of duties; and

•	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and accordingly we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Number	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xiamen Lutong International Travel Agency Co. Ltd.

Dated: November 14, 2018	By:	/s/ Zhenhui Huang
Name: Zhenhui Huang
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)