Form 10-Q
period 2018-12-31
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2019-02-15
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

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

As of February 15, 2019, there were 58,167,600 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continues," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

·	our ability to establish our business in China and implement our business plan;

·	acceptance of the services that we expect to market;

·	our ability to retain key employees;

·	adverse changes in general market conditions for travel services in China;

·	our ability to continue as a going concern;

·	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance.

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

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Xiamen Lutong International Travel Agency Co. Ltd.
(Formerly “Highlight Networks, Inc.”)
Condensed Balance Sheets

	December 31,	June 30,
	2018 (Unaudited)	2018 (Audited)
ASSETS
Current Assets:

Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$103,558	$98,304
Note payable to related party	256,132	256,132
Due to related party	—	—

Total Liabilities	359,690	354,436

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,687,988	8,665,488
Accumulated deficit	(9,105,846)	(9,078,092)

Total Stockholders’ Deficit	(359,690)	(354,436)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.
(Formerly “Highlight Networks, Inc.”)
Condensed Statement of Operations

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2018		2017		2018	2017
		(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Income		$—		$—	$—	$—

Operating Expenses:
General & administrative expenses		8,150		18,350	14,948	22,762
Total operating expenses		8,150		18,350	14,948	22,762

Loss from operations		(8,150)		(18,350)	(14,948)	(22,762)

Other expense:
Interest expense		(6,430)		(6,456)	(12,806)	(12,842)
Total other expense		(6,306)		(6,456)	(12,806)	(12,842)

Loss before income taxes		(14,553)		(24,806)	(27,754)	(35,604)

Provision for income taxes		—		—	—	—

Net loss		$(14,553)		$(24,806)	(27,754)	(35,604)

Basic & diluted net loss per share	$	*	$	*	*	*

Weighted average number of ordinary shares-basic and diluted		58,167,600		58,167,600	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd. (Formerly “Highlight Networks, Inc.”) Condensed Statements of Cash Flows
	For The Six Months Ended
	December 31,
	2018 (Unaudited)	2017 (Unaudited)
Cash flows from operating activities:

Net loss	$(27,754)	$(35,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	5,254	24,354
Net cash used in operating activities	(22,500)	(11,250)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related parties	—	11,250
Capital contributions from shareholder	22,500	—

Net cash provided by financing activities	22,500	—

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—
Cash paid for interest expense, net of capitalized interest	—	—
Cash paid for income tax	—	—

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Condensed Financial Statements
December 31, 2018

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

On March 8, 2018, the Company incorporated a wholly-owned subsidiary, Xiamen Lutong International Travel Agency Co., Ltd., in the State of Nevada (“Nevada Xiamen Lutong Sub”) for the sole purpose of changing the Company’s name to Xiamen Lutong International Travel Agency Co., Ltd. Pursuant to an agreement and plan of merger, dated March 29, 2018, between the Company and the Nevada Xiamen Lutiong Sub (“Plan of Merger”), the Nevada Xiamen Lutong Sub was merged with and into the Company and the Company’s name was changed to “Xiamen Lutong International Travel Agency Co., Ltd.” On April 12, 2018, the Company filed the Articles of Merger with the Secretary of State of Nevada. The market effective date for such name change was May 14, 2018. There were no financial transactions and balances on the books on Nevada Xiamen Lutong Sub at the time of the merger.

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

There were no current and future income tax provision recorded for the three and six months ended December 31, 2018 and 2017 since the Company is a shell company and did not generate any revenues in the two fiscal periods.

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued. Pursuant to Accounting Standards Update (“ASU”) 2010-09 of the Financial Accounting Standards Board (“FASB”) ASC, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

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

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

As of December 31, 2018, the Company had a total outstanding principal and accrued interest of $256,132 and $91,541, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of December 31, 2018 and June 30, 2018 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the three and six months ended December 31, 2018, the Company also received total capital contributions in the amount of $16,000 and $22,500, respectively, from Longhai for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $9,105,846, a working capital deficit and does not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its substantial shareholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its substantial shareholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the reported amounts of its liabilities, the reported expenses and the balance sheet classifications used.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 20,000,000 shares of preferred stock, with none outstanding as of December 31, 2018, and 150,000,000 shares of common stock, with 58,167,600 shares outstanding as of December 31, 2018. Par value of preferred and common stock is $0.001 per share.

There were no transactions of common stock, warrants and stock options during the three and six months ended December 31, 2018. During the three and six months ended December 31, 2018, $16,000 and $22,500 were contributed by the Company’s shareholder, respectively, and the capital contributions were recorded as additional paid-in-capital.

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

Results of Operations for the Three and Six Months Ended December 31, 2018 Compared to Same Periods of 2017.

Revenues

There was no revenue for the three and six months ended December 31, 2018 and 2017.

General and Administrative Expense

During the three months ended December 31, 2018 and 2017, we incurred $8,150 and $18,350 of general and administrative expenses, respectively. During the six months ended December 31, 2018 and 2017, we incurred $14,948 and $22,762 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of auditor fees, accounting fees, legal fee and filing fees, which are routine costs associated with a public company for financial reporting requirements.

Other Expense

During the three months ended December 31, 2018 and 2017, we incurred $6,403 and $6,456 of interest expenses, respectively. During the six months ended December 31, 2018 and 2017, we incurred $12,806 and $12,842 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the three months ended December 31, 2018 and 2017, we had a net loss of $14,553 and $24,806, respectively.

For the six months ended December 31, 2018 and 2017, we had a net loss of $27,754 and $35,604, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $22,500 for the six months ended December 31, 2018, compared to net cash used in operating activities of $11,250 for the same period ended December 31, 2017, represented an increase of $11,250 in the net cash outflow in operating activities. Since we are a shell company, cash used in operating activities were fully funded by our controlling shareholder as is reflected in the accompanying condensed statements of cash flows.

As of December 31, 2018, we had a total outstanding principal and accrued interest of $256,132 and $91,541, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

3

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

•	Lack of proper segregation of duties; and

•	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xiamen Lutong International Travel Agency Co. Ltd.

Dated: February 15, 2019	By:	/s/ Zhenhui Huang
Name: Zhenhui Huang
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

6