Form 10-Q
period 2019-03-31
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2019-05-20
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________   to ________.

Commission File Number: 333-153575

Xiamen Lutong International Travel Agency Co. Ltd.

(Exact name of registrant as specified in its charter)

Nevada	26-150752
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

20F, Longhai Fortune Center 42 Ziwei Road, Shima Town Zhangzhou, Fujian, People’s Republic of China	363199
(Address of principal executive offices)	(Zip Code)

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 17, 2019, there were 58,167,600 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;

●	acceptance of the services that we expect to market;

●	our ability to retain key employees;

●	adverse changes in general market conditions for travel services in China;

●	our ability to continue as a going concern;

●	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in our periodic reports are not exhaustive.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Xiamen Lutong International Travel Agency Co. Ltd.

(Formerly “Highlight Networks, Inc.”)

Condensed Balance Sheets

	March 31,	June 30,
	2019 (Unaudited)	2018 (Audited)
ASSETS
Current Assets:

Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$105,611	$98,304
Note payable to related party	256,132	256,132

Total Liabilities	361,743	354,436

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares outstanding and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,699,388	8,665,488
Accumulated deficit	(9,119,299)	(9,078,092)

Total Stockholders’ Deficit	(361,743)	(354,436)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

(Formerly “Highlight Networks, Inc.”)

Condensed Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Income	$-	$-	$-	$-

Operating Expenses:
General & administrative expenses	7,050	10,430	21,998	33,192
Total operating expenses	7,050	10,430	21,998	33,192

Loss from operations	(7,050)	(10,430)	(21,998)	(33,192)

Other expense:
Interest expense	(6,403)	(6,456)	(19,209)	(19,298)
Total other expense	(6,403)	(6,456)	(19,209)	(19,298)

Loss before income taxes	(13,453)	(16,886)	(41,207)	(52,490)

Provision for income taxes	-	-	-	-

Net loss	$(13,453)	$(16,886)	(41,207)	(52,490)

Basic & diluted net loss per share	$ *	$ *	*	*

Weighted average number of ordinary shares-basic and diluted	58,167,600	58,167,600	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

(Formerly “Highlight Networks, Inc.”)

Condensed Statements of Cash Flows

	For The Nine Months Ended
	March 31,
	2019 (Unaudited)	2018 (Unaudited)
Cash flows from operating activities:

Net loss	$(41,207)	$(52,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	7,307	29,847
Net cash used in operating activities	(33,900)	(22,643)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Advances from related parties	-	-
Capital contributions from shareholder	33,900	22,643
Net cash provided by financing activities	33,900	22,643

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental cash flow information

Cash paid for interest expense, net of capitalized interest	-	-
Cash paid for income tax	-	-

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statements of Changes in Shareholders’ Equity

(US$, except share data and per share data, or otherwise noted)

For the Nine Months ended March 31, 2019

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2018	58,167,600	58,168	8,665,488	(9,078,092)	(354,436)
Net loss				(41,207)	(41,207)
Contributions from shareholders	-	-	33,900	-	33,900
Balance as of March 31, 2019	58,167,600	58,168	8,699,388	(9,119,299)	(361,743)

For the Three Months ended March 31, 2019

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2019	58,167,600	58,168	8,687,988	(9,105,846)	(359,690)
Net loss				(13,453)	(13,453)
Contributions from shareholders	-	-	11,400	-	11,400
Balance as of March 31, 2019	58,167,600	58,168	8,699,388	(9,119,299)	(361,743)

For the Nine Months ended March 31, 2018

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2017	58,167,600	58,168	8,542,962	(8,970,563)	(369,433)
Net loss				(52,490)	(52,490)
Conversion of debt	-	-	59,305	-	59,305
Contributions from shareholders	-	-	22,643	-	22,643
Balance as of March 31, 2018	58,167,600	58,168	8,624,910	(9,023,053)	(33,975)

For the Three Months ended March 31, 2018

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2018	58,167,600	58,168	8,554,212	(9,006,167)	(393,787)
Net loss				(16,886)	(16,886)
Conversion of debt	-	-	59,305	-	59,305
Contributions from shareholders	-	-	11,393	-	11,393
Balance as of March 31, 2018	58,167,600	58,168	8,624,910	(9,023,053)	(33,975)

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Condensed Financial Statements
March 31, 2019

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

On January 29, 2018, pursuant to a Stock Purchase Agreement (the “SPA”), the Company’s majority shareholder, Jose R. Mayorquin, sold 57,000,000 shares of common stock of the Company to a Chinese entity, Xiamen Lutong International Travel Agency Co., Ltd. (“China Xiamen Lutong”). China Xiamen Lutong subsequently transferred the 98% ownership of the Company to Longhai Yougoubao Network Technology Co. Ltd. (“Longhai”). China Xiamen Lutong and Longhai are companies under common control of the Company’s now sole director, Qiyi Zheng. Longhai held 98% of the voting interest of the Company based on 58,167,600 shares outstanding immediately following the transaction. The transaction resulted in a change in control of the Company and Longhai became the majority shareholder and related party of the Company.

On March 8, 2018, the Company incorporated a wholly-owned subsidiary, Xiamen Lutong International Travel Agency Co., Ltd., in the State of Nevada (“Nevada Xiamen Lutong Sub”) for the sole purpose of changing the Company’s name to Xiamen Lutong International Travel Agency Co., Ltd. Pursuant to an agreement and plan of merger, dated March 29, 2018, between the Company and the Nevada Xiamen Lutiong Sub (“Plan of Merger”), the Nevada Xiamen Lutong Sub was merged with and into the Company and the Company’s name was changed to “Xiamen Lutong International Travel Agency Co., Ltd.” On April 12, 2018, the Company filed the Articles of Merger with the Secretary of State of Nevada. The market effective date for such name change was May 14, 2018. There were no financial transactions and balances on the books and records of Nevada Xiamen Lutong Sub at the time of the merger.

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net loss per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. There were no dilutive shares outstanding as of March 31, 2019 and June 30, 2018.

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

There were no current and future income tax provision recorded for the three and nine months ended March 31, 2019 and 2018 since the Company is a shell company and did not generate any revenues in the two fiscal periods.

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

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

As of March 31, 2019 and June 30, 2018, the Company had a total outstanding principal and accrued interest of $256,132 and $97,944, and $256,132 and $78,734, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of March 31, 2019 and June 30, 2018 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the three and nine months ended March 31, 2019, the Company also received total capital contributions in the amount of $11,400 and $33,900 respectively from its substantial shareholder, Longhai, for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” As of March 31, 2019, the Company had an accumulated deficit of $9,119,299, a working capital deficit and does not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its substantial shareholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its substantial shareholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 20,000,000 shares of preferred stock, with none outstanding as of March 31, 2019, and 150,000,000 shares of common stock, with 58,167,600 shares outstanding as of March 31, 2019. Par value of preferred and common stock is $0.001 per share.

There were no transactions of common stock, warrants and stock options during the three and nine months ended March 31, 2019. During the three and nine months ended March 31, 2019, $11,400 and $33,900 were contributed by the Company’s shareholder respectively and the capital contributions were recorded as additional paid-in-capital.

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

Results of Operations for the Three and Nine Months Ended March 31, 2019 Compared to Same Periods of 2018

Revenues

There was no revenue for the three and nine months ended March 31, 2019 and 2018, respectively.

General and Administrative Expense

During the three months ended March 31, 2019 and 2018, we incurred $7,050 and $10,430 of general and administrative expenses, respectively. During the nine months ended March 31, 2019 and 2018, we incurred $21,988 and $33,192 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of auditor fees, accounting fees, legal fee and filing fees, which are routine costs associated with a public company for financial reporting requirements.

Other Expense

During the three months ended March 31, 2019 and 2018 we incurred $6,403 and $6,456 of interest expenses, respectively. During the nine months ended March 31, 2019 and 2018, we incurred $19,209 and $19,298 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the three months ended March 31, 2019 and 2018, we had a net loss of $13,453 and $16,886, respectively.

For the six months ended March 31, 2019 and 2018, we had a net loss of $41,207 and $52,490, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $30,650 for the nine months ended March 31, 2019, compared to net cash used in operating activities of $22,643 for the same period ended March 31, 2018, represented an increase of $8,007 in the net cash outflow in operating activities. Since we are a shell company, cash used in operating activities were fully funded by our controlling shareholder as is reflected in the accompanying condensed statements of cash flows.

As of March 31, 2019 and June 30, 2018, we had a total outstanding principal and accrued interest of $256,132 and $97,944, and $256,132 and $78,734, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Xiamen Lutong International Travel Agency Co. Ltd.

Dated: May 20, 2019	By:	/s/ Zhenhui Huang
Name: Zhenhui Huang
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)