Form 10-K
period 2019-06-30
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2019-10-15
CIK 1445175

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold on the OTC markets as of December 31, 2018, was approximately $116,760.

As of October 14, 2019, there were 58,167,600 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Plan of Operation

We plan to offer packaged tours and other travel-related services in the People’s Republic of China, initially in Fujian province, with a focus on developing, promoting and executing organized tours through our travel service stores. The packaged tours offer the benefits of pre-arranged itineraries, transportations, accommodations, entertainments, meals and tour guide services and cover domestic as well as international destinations. We plan to offer our travel products and services through our travel service stores as well as our website.

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

We do not own or lease any property.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our common stock is quoted on OTC Pink market operated by the OTC Markets under the symbol “LTGJ.” There has been very limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

(b)	Stockholders of Record

Based upon information furnished by our transfer agent, as of October 11, 2019, the Company had approximately 74 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

(c)	Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our audited financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended June 30, 2019 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

We plan to offer packaged tours and other travel-related services in the People’s Republic of China, initially in Fujian province, with a focus on developing, promoting and executing organized tours through our travel service stores. The packaged tours offer the benefits of pre-arranged itineraries, transportations, accommodations, entertainments, meals and tour guide services and cover domestic as well as international destinations. We plan to offer our travel products and services through our travel service stores as well as our website.

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

Results of Operations for the Year Ended June 30, 2019 Compared to Same Period of 2018.

Revenues

There were no revenues generated for the years ended June 30, 2019 and 2018, respectively.

General and Administrative Expenses

During the years ended June 30, 2019 and 2018, we incurred $40,477 and $81,915 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of audit fees, accounting fees, legal fee and filing fees, which are routine costs associated with a public company. The decrease in 2019 compared to 2018 was mainly due to less business activity in 2019. In 2018, we incurred $30K legal fee on a proposed private offering, whereas there was no such activity in 2019. In addition, we changed certain service vendors, which offered us lower service fees.

Other Expenses

During the years ended June 30, 2019 and 2018 we incurred $25,612 and $25,613 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the years ended June 30, 2019 and 2018, we had a net loss of $66,089 and $107,528, respectively. The decrease in 2019 was due to the decrease in our general and administrative expenses as discussed above.

Liquidity and Capital Resources

Net cash used in operating activities was $40,950 for the year ended June 30, 2019, compared to net cash used in operating activities of $63,220 for the same period ended June 30, 2018, represented a decrease of $22,270 in the net cash outflow in operating activities. Cash used in operating activities was fully funded by our controlling shareholder.

As of June 30, 2019 and 2018, we had a total outstanding principal and accrued interest of $256,132 and $104,347, and $256,132 and $78,734, respectively, due to a note payable due to a related party. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

Commitments and Capital Expenditures

We presently have no material commitments for capital expenditures.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with U.S. GAAP, we are required to disclose significant accounting estimates that affect the reported amounts and related disclosures. The Company currently does not have significant estimates and assumptions.

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

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

Xiamen Lutong International Travel Agency Co. Ltd. (FKA Highlight Networks, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xiamen Lutong International Travel Agency Co. Ltd. (FKA Highlight Networks, Inc.) (“the Company”) as of June 30, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows and cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the years ended June 30, 2019 and 2018. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

October 15, 2019

We have served as the Company's auditor since November 2017.

Xiamen Lutong International Travel Agency Co. Ltd.

Balance Sheets

(US$, except share data and per share data, or otherwise noted)

	June 30,	June 30,
	2019	2018
ASSETS
Current Assets:

Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$123,443	$98,304
Note payable to related party	256,132	256,132
Due to related party	-	-

Total Liabilities	379,575	354,436

Stockholders' Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,706,438	8,665,488
Accumulated deficit	(9,144,181)	(9,078,092)

Total Stockholders’ Deficit	(379,575)	(354,436)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

Statement of Operations

(US$, except share data and per share data, or otherwise noted)

	For The Year Ended June 30,
	2019	2018

Revenue	$—	$—

Operating expenses:
General and administrative expenses	40,477	81,915
Total operating expenses	40,477	81,915

Loss from operations	(40,477)	(81,915)

Other expenses:
Interest expenses	(25,612)	(25,613)
Total other expenses	(25,612)	(25,613)

Loss before provision for income taxes	(66,089)	(107,528)

Income taxes expense	$—	$—

Net loss	(66,089)	(107,528)

Basic & diluted net income per share	*	*

Weighted average number of ordinary shares-basic and diluted	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

Statement of Cash Flows

(US$, except share data and per share data, or otherwise noted)

	For The Year Ended June 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(66,089)	$(107,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	25,139	44,308
Net cash used in operating activities	(40,950)	(63,220)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related parties	—	—
Capital contributions from shareholder	40,950	63,220

Net cash provided by financing activities	40,950	63,220

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental cash flow information

	June 30,
Non-cash transactions	2019	2018
Conversion of due to related party balance to paid-in-capital	—	$59.305

The accompanying notes are an integral part of these financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

Statements of Changes in Shareholders’ Equity

For the Years ended June 30, 2019 and 2018

(US$, except share data and per share data, or otherwise noted)

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total Equity
Balance as of July 1, 2017	58,167,600	58,168	8,542,963	(8,970,564)	(369,433)
Net loss				(107,528)	(107,528)
Share issuance	—	—	—	—	—
Conversion of debt			59,305		59,305
Contributions from shareholders			63,220		63,220
Balance as of June 30, 2018	58,167,600	58,168	8,665,488	(9,078,092)	(354,436)
Net loss				(66,089)	(66,089)
Share issuance	—	—	—	—	—
Contributions from shareholders			40,950		40,950
Balance as of June 30, 2019	58,167,600	58,168	8,706,438	(9,144,181)	(379,575)

The accompanying notes form an integral part of these consolidated financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Financial Statements
June 30, 2019

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

The Company plans to offer packaged tours and other travel-related services in the People’s Republic of China, initially in Fujian province, with a focus on developing, promoting and executing organized tours through its travel service stores. The packaged tours offer the benefits of pre-arranged itineraries, transportations, accommodations, entertainments, meals and tour guide services and cover domestic as well as international destinations. The Company plans to offer its travel products and services through its travel service stores as well as its website.

The Company also plans to offer other travel-related services comprised mainly of sales of tourist attraction tickets, visa application services, financial services, hotel booking services, air ticketing services, train ticketing services, bus ticketing services, car rental services and insurance services. The Company will earn a commission or service fee on these services.

The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish its business there and as a U.S. publicly listed and reporting company. The Company does not have an established timetable to implement these plans, and until it does, the Company will remain a shell company.

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

Stock-Based Compensation

The Company will follow Accounting Standards Codification (“ASC”) 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has adopted an equity incentive plan, the 2013 Equity Incentive Plan. The Company has not granted any stock options and equity incentives according to this 2013 Equity Incentive Plan for the years ended June 30, 2019 and 2018.

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Financial Statements
June 30, 2019

Loss per Share

Net loss per share is computed pursuant to ASC 260-10-45. Basic and diluted net loss per share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of shares of common stock outstanding. There were no dilutive shares outstanding as of June 30, 2019 and 2018.

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

There were no current and future income tax provision recorded for the years ended June 30, 2019 and 2018 since the Company is a shell company and did not generate any revenues in the two fiscal periods.

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

Recent Accounting Standards

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
June 30, 2019

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2019 and 2018, the Company had a total outstanding principal and accrued interest of $256,132 and $104,347, and $256,132 and $78,734, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of June 30, 2019 and 2018 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Financial Statements
June 30, 2019

During the year ended June 30, 2019, the Company also received total capital contributions in the amount of $40,950 from its major shareholder and the current substantial shareholder for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $9,144,181, a working capital deficit and does not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its major shareholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its major shareholder will support the Company to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

There are no transactions of common stock, warrants and stock options during the years ended June 30, 2019 and 2018, respectively.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following material weaknesses, which are indicative of many small companies with small staff, as of June 30, 2019: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name	Age	Position

Qiyi Zheng	37	Chairman of the Board
Zhenhui Huang	41	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Qiyi Zheng. Mr. Zheng has served as the Chairman of the Board of the Company since January 2018. He has also been serving as the Chairman of China Xiamen Lutong since January 2014. Prior to that, he was the Chairman of Shenzhen Junfu Travel Agency Co., Ltd. from January 2010 to January 2014. Mr. Zheng obtained his junior college diploma in electronics from Fujian Nan’an Practical Art Secondary Vocational School.

Zhenhui Huang. Mr. Huang has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary since January 2018. He has also been serving as a director of China Xiamen Lutong since January 2014. From January 2009 to January 2014, he was the general manager of Zhangzhou Baihui Business Service Co., Ltd., an online e-commerce company. Mr. Huang obtained his junior college diploma in medicine from Chinese People’s Liberation Army Fuzhou Medical College. Mr. Huang will serve as the Company’s officer for a term of three years.

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

Legal Proceedings

To the Company’s knowledge, there are no material proceedings to which any director, officer or affiliate of the Company is a party adverse to the Company or has a material interest adverse to the Company.

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

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of October 11, 2019 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

The business address of each person listed below is 20F, Longhai Fortune Center, 42 Ziwei Road, Shima Town, Zhangzhou City, Fujian Province, China 363199.

	Number of	Percentage
	Shares Owned	of Shares
Name and Address		Owned

5% Stockholders
Longhai Yougoubao Network Technology Co., Ltd.(1)	57,000,000	98%
Directors and Officers
Qiyi Zheng	57,000,000	98%
Zhenhui Huang	-	-
All officers and directors as a group (two persons)	57,000,000	98%

(1) Qiyi Zheng is the Chairman of Longhai Yougoubao Network Technology Co., Ltd. and has the voting and dispositive power over shares of common stock held by this stockholder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of June 30, 2019 and 2018, the Company had a total outstanding principal and accrued interest of $256,132 and $104,347, and $256,132 and $78,734, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of June 30, 2019 and 2018 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the year, the Company also received total capital contributions in the amount of $40,950 from its substantial shareholder and the current substantial shareholder for working capital uses.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our board of directors approves all services provided by our independent registered public accounting firm. The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended June 30, 2019 and 2018.

Fee Category	Fiscal Year Ended June 30, 2019	Fiscal Year Ended June 30, 2018
Audit Fees (1)	$13,500	$13,500
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1) This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3) This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4) This category consists of fees for services provided by our independent registered public accountants other than the services described above.

PART IV

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be retrieved from SEC website at www.sec.gov.

Item 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

2.1	Plan and Agreement of Merger between the Company and Xiamen Lutong International Travel Agency Co., Ltd., dated March 29, 2018., incorporated by reference to Exhibit 2.1 to 8-K, filed with the Commission on April 20, 2018.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1, filed with the Commission on September 18, 2008.

3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to Form S-1, filed with the Commission on September 18, 2008.

3.3	Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 8-A12B, filed with the Commission on November 21, 2011.

3.4	Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 to 8-K, filed with the Commission on January 25, 2018.

3.5	Articles of Merger of Xiamen Lutong International Travel Agency Co., Ltd. into the Company, dated April 12, 2018, incorporated by reference to Exhibit 3.1 to 8-K, filed with the Commission on April 20, 2018.

3.6	Certificate of Correction to the Articles of Merger of Highlight Networks, Inc. filed with the Secretary of State of the State of Nevada on May 4, 2018. Incorporated by reference to Exhibit 3.1 to 8-K/A, filed with the Commission on May 10, 2018.

4.1	2013 Flexible Stock Plan, incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on March 6, 2013.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xiamen Lutong International Travel Agency Co., Ltd.

Date: October 15, 2019	By:	/s/ Zhenhui Huang
Zhenhui Huang
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Qiyi Zheng	Chairman of the Board	October 15, 2019
Qiyi Zheng

/s/ Zhenhui Huang	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary	October 15, 2019
Zhenhui Huang

