Form 10-Q
period 2019-09-30
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2019-11-15
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, there were 58,167,600 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

1

2

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

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Xiamen Lutong International Travel Agency Co. Ltd.

(Formerly “Highlight Networks, Inc.”)

Condensed Balance Sheets

	September 30,	June 30,
	2019 (Unaudited)	2019 (Audited)
ASSETS
Current Assets:

Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$122,089	$123,443
Note payable to related party	256,132	256,132
Due to related party	—	—

Total Liabilities	378,221	379,575

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,722,918	8,706,438
Accumulated deficit	(9,159,307)	(9,144,181)

Total Stockholders’ Deficit	(378,221)	(379,575)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

(Formerly “Highlight Networks, Inc.”)

Condensed Statement of Operations

	For The Three Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenues
Income	—	—
Operating expenses:
General and administrative expenses	8,723	6,798
Total operating expenses	8,723	6,798
Loss from operations	(8,723)	(6,798)
Other expenses:
Interest expenses	6,403	6,403
Other (income)/expenses, net	—	—
Total other (income) expenses	6,403	6,403
Loss before provision for income taxes	(15,126)	(13,201)
Income taxes expense	—	—
Net loss	(15,126)	(13,201)
Basic & diluted net income per share	*	*
Weighted average number of ordinary shares-basic and diluted	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

(Formerly "Highlight Networks, Inc.")

Condensed Statements of Cash Flows

	For The Three Months Ended September 30,
	2019 (Unaudited)	2019 (Unaudited)
Cash flows from operating activities:
Net loss	$(15,126)	$(13,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	(1,354)	(2,799)
Net cash used in operating activities	(16,480)	(16,000)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Capital contributions from shareholder	16,480	16,000
Net cash provided by financing activities	16,480	16,000
Net increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
Cash paid for interest expense, net of capitalized interest	—	—
Cash paid for income tax	—	—

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statements of Changes in Shareholders’ Equity (Unaudited)

(US$, except share data and per share data, or otherwise noted)

For the Three Months ended September 30, 2019

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of June 30, 2019	58,167,600	58,168	8,706,438	(9,144,181)	(379,575)
Net loss				(15,126)	(15,126)
Contributions from shareholders	—	—	16,480	—	16,480
Balance as of September 30, 2019	58,167,600	58,168	8,722,918	(9,159,307)	(378,221)

For the Three Months ended September 30, 2018

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of June 30, 2018	58,167,600	58,168	8,665,488	(9,078,092)	(354,436)
Net loss				(13,201)	(13,201)
Contributions from shareholders	—	—	16,000	—	16,000
Balance as of September 30, 2018	58,167,600	58,168	8,681,488	(9,091,293)	(351,637)

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Condensed Financial Statements
September 30, 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Xiamen Lutong International Travel Agency Co., Ltd. (formerly Highlight Networks, Inc., the “Company”) was formed on June 21, 2007 as a Nevada corporation. The Company has a June 30 year-end. The Company has been a shell company since June 18, 2015 as disclosed on its Form 8-K filed on January 27, 2017. The Company currently does not have operations, revenue or any assets. For the period from June 18, 2015 to the date of this filing, the Company did not have any operating activities.

On January 29, 2018, pursuant to a Stock Purchase Agreement (the “SPA”), the Company’s majority shareholder, Jose R. Mayorquin sold 57,000,000 shares of common stock of the Company to a Chinese entity, Xiamen Lutong International Travel Agency Co., Ltd. (“China Xiamen Lutong”). China Xiamen Lutong subsequently transferred the 98% ownership of the Company to Longhai Yougoubao Network Technology Co. Ltd. (“Longhai”). China Xiamen Lutong and Longhai are companies commonly controlled by the Company’s director, Qiyi Zheng. After the transaction, Longhai held 98% of the voting interest of the Company, based on 58,167,600 shares outstanding as of the date hereof. The transaction has resulted in a change in control of the Company and Longhai became the majority shareholder and related party of the Company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2020. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. There were no dilutive shares outstanding as of September 30, 2019 and 2018.

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

There were no current and future income tax provision recorded for the three months ended September 30, 2019 and 2018, respectively, since the Company is a shell company and did not generate any revenues in the two fiscal periods.

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

Recent Accounting Pronouncements

The Company has reviewed the following recent accounting pronouncements and concluded that they either were not applicable or had no impact to the Company’s financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

As of September 30, 2019, the Company had a total outstanding principal and accrued interest of $256,132 and $110,751, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of September 30, 2019 and June 30, 2019 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the three months ended September 30, 2019, the Company also received total capital contributions in the amount of $16,480 from its principal shareholder, Longhai, for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” As of September 30, 2019, the Company had an accumulated deficit of $9,159,307, a working capital deficit and did not generate revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its principal shareholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its principal shareholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

There were no transactions of common stock, warrants and stock options during the three months ended September 30, 2019 and 2018, respectively.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date when the financial statements were issued, and determined that no subsequent events occurred that would require adjustment to or disclosure in the financial statements.

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

On January 29, 2018, pursuant to a stock purchase agreement dated January 26, 2018, Xiamen Lutong International Travel Agency Co., Ltd. purchased 57,000,000 shares of our common stock from our then majority shareholder, Jose R. Mayorquin, representing 98% of the voting securities of our company. Following this change of control, we changed our name to Xiamen Lutong International Travel Agency Co., Ltd. and changed our business plan to engage in travel businesses in the People’s Republic of China (the “PRC”).

From June 2015 to date, we had no business operations, revenues or assets and has been a shell company as defined by Rule 405 of the Securities Act 1933, as amended.

We plan to offer packaged tours and other travel-related services in the PRC, initially in Fujian province, with a focus on developing, promoting and executing organized tours through our travel service stores. The packaged tours offer the benefits of pre-arranged itineraries, transportations, accommodations, entertainments, meals and tour guide services and cover domestic as well as international destinations.

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

Results of Operations for the Three Months Ended September 30, 2019 Compared to Same Period of 2018

Revenues

There was no revenue for the three months ended September 30, 2019 and 2018.

General and Administrative Expense

During the three months ended September 30, 2019 and 2018, we incurred $8,723 and $6,798 of general and administrative expenses, respectively. The $8,723 primarily consisted of auditor fees, accounting fees, legal fee and filing fees, which are routine costs associated with a public company for financial reporting requirements.

Other Expense

During the three months ended September 30, 2019 and 2018, we incurred $6,403 and $6,403 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the three months ended September 30, 2019 and 2018, we had a net loss of $15,126 and $13,201, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $16,480 for the three months ended September 30, 2019, compared to net cash used in operating activities of $16,000 for the same period ended September 30, 2018, represented an increase of $480 in the net cash outflow used in operating activities. Since we are a shell company, cash used in operating activities were fully funded by our controlling shareholder as is reflected in the accompanying condensed statements of cash flows.

4

As of September 30, 2019, the Company had a total outstanding principal and accrued interest of $256,132 and $110,751, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

Commitments and Capital Expenditures

We presently have no material commitments for capital expenditures.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with generally accepted accounting principles in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xiamen Lutong International Travel Agency Co. Ltd.

Dated: November 15, 2019	By:	/s/ Zhenhui Huang
Name: Zhenhui Huang
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

7