Form 10-Q
period 2019-12-31
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2020-02-14
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019

OR

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x   No ¨

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes x   No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 14, 2020, there were 58,167,600 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continues," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to establish our business in China and implement our business plan;

•	acceptance of the services that we expect to market;

•	our ability to retain key employees;

•	adverse changes in general market conditions for travel services in China, including as a result of the December 2019 coronavirus outbreak in China;

•	our ability to continue as a going concern; and

•	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Xiamen Lutong International Travel Agency Co. Ltd. Condensed Balance Sheets
	December 31,	June 30,
	2019 (Unaudited)	2019 (Audited)
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
Total Assets	$—	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$130,717	$123,443
Note payable to related party	256,132	256,132
Due to related party	—	—
Total Liabilities	386,849	379,575
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,729,418	8,706,438
Accumulated deficit	(9,174,435)	(9,144,181)
Total Stockholders’ Deficit	(386,849)	(379,575)
Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statement of Operations

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:

Income	$—	$—	$—	$—
Operating Expenses:
General & administrative expenses	8,725	8,150	17,448	14,948
Total operating expenses	8,725	8,150	17,448	14,948

Loss from operations	(8,725)	(8,150)	(17,448)	(14,948)

Other expense:
Interest expense	(6,403)	(6,403)	(12,806)	(12,806)
Total other expense	(6,403)	(6,403)	(12,806)	(12,806)

Loss before income taxes	(15,128)	(14,553)	(30,254)	(27,754)

Provision for income taxes	—	—	—	—

Net loss	$(15,128)	$(14,553)	(30,254)	(27,754)

Basic & diluted net loss per share	*	*	*	*

Weighted average number of ordinary shares-basic and diluted	58,167,600	58,167,600	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd. Condensed Statements of Cash Flows
	For The Six Months Ended
	December 31,
	2019 (Unaudited)	2018 (Unaudited)
Cash flows from operating activities:

Net loss	$(30,254)	$(27,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	7,274	5,254
Net cash used in operating activities	(22,980)	(22,500)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related parties	—	—
Capital contributions from shareholder	22,980	22,500

Net cash provided by financing activities	22,980	22,500

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental cash flow information

Cash paid for interest expense, net of capitalized interest	—	—

Cash paid for income tax	—	—

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statements of Changes in Shareholders’ Equity

(US$, except share data and per share data, or otherwise noted)

For the Six Months ended December 31, 2019

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2019	58,167,600	58,168	8,706,438	(9,144,181)	(379,575)
Net loss				(30,254)	(30,254)
Contributions from shareholders	-	-	22,980	-	22,980
Balance as of December 31, 2019 (unaudited)	58,167,600	58,168	8,729,418	(9,174,435)	(386,849)

For the Three Months ended December 31, 2019

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of October 1, 2019 (unaudited)	58,167,600	58,168	8,722,918	(9,159,307)	(378,221)
Net loss				(15,128)	(15,128)
Contributions from shareholders	-	-	6,500	-	6,500
Balance as of December 31, 2019 (unaudited)	58,167,600	58,168	8,729,418	(9,174,435)	(386,849)

For the Six Months ended December 31, 2018

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2018	58,167,600	58,168	8,665,488	(9,078,092)	(354,436)
Net loss				(27,754)	(27,754)
Contributions from shareholders	-	-	22,500	-	22,500
Balance as of December 31, 2018 (unaudited)	58,167,600	58,168	8,687,988	(9,105,846)	(359,690)

For the Three Months ended December 31, 2018

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of October 1, 2018 (unaudited)	58,167,600	58,168	8,681,488	(9,091,293)	(351,637)
Net loss				(14,553)	(14,553)
Contributions from shareholders	-	-	6,500	-	6,500
Balance as of December 31, 2018 (unaudited)	58,167,600	58,168	8,687,988	(9,105,846)	(359,690)

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Condensed Financial Statements
December 31, 2019

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

The Company is presently evaluating the optimal corporate and legal structures in China necessary to establish its business there and as a U.S. publicly listed and reporting company. The Company is also assessing the impact of the December 2019 coronavirus outbreak in China on its business plans. The Company does not have an established timetable to implement these plans, and until it does, the Company will remain a shell company.

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

Earnings (Loss) per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. There were no dilutive shares outstanding as of December 31, 2019 and June 30, 2019.

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

There were no current and future income tax provision recorded for the three and six months ended December 31, 2019 and 2018 since the Company is a shell company and did not generate any revenues in the two fiscal periods.

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

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

As of December 31, 2019, the Company had a total outstanding principal and accrued interest of $256,132 and $117,152, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of December 31, 2019 and June 30, 2019 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the three and six months ended December 31, 2019, the Company also received total capital contributions in the amount of $6,500 and $22,980, respectively, from its principal shareholder, Longhai, for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” As of December 31, 2019, the Company had an accumulated deficit of $9,174,435, a working capital deficit and did not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its principal shareholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its principal shareholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

There were no transactions of common stock, warrants and stock options during the three months and six months ended December 31, 2019 and 2018, respectively.

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

From June 2015 to date, we had no business operations, revenues or assets and have been a shell company as defined by Rule 405 of the Securities Act 1933, as amended.

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

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business there and as a U.S. publicly listed and reporting company. We are also assessing the impact of the December 2019 coronavirus outbreak in China on our business plans. We do not have an established timetable to implement these plans, and until we do, we will remain a shell company.

Results of Operations for the Three and Six Months Ended December 31, 2019 Compared to Same Period of 2018.

Revenues

There was no revenue for the three and six months ended December 31, 2019 and 2018.

General and Administrative Expense

During the three months ended December 31, 2019 and 2018, we incurred $8,725 and $8,150 of general and administrative expenses, respectively. During the six-months ended December 31, 2019 and 2018, we incurred $17,448 and $14,948 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of auditor fees, accounting fees, legal fees and filing fees, which are routine costs associated with a public company for financial reporting requirements.

Other Expense

During the three months ended December 31, 2019 and 2018, we incurred $6,403 and $6,403 of interest expenses, respectively. During the six months ended December 31, 2019 and 2018, we incurred $12,806 and $12,806 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the three months ended December 31, 2019 and 2018, we had a net loss of $15,128 and $14,553, respectively.

For the six months ended December 31, 2019 and 2018, we had a net loss of $30,254 and $27,754, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $22,980 for the six months ended December 31, 2019, compared to net cash used in operating activities of $22,500 for the same period ended December 31, 2018, represented an increase of $480 in the net cash outflow in operating activities. Since we are a shell company, cash used in operating activities were fully funded by our controlling shareholder as is reflected in the accompanying condensed statements of cash flows.

As of December 31, 2019, we had a total outstanding principal and accrued interest of $256,132 and $117,152, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

•	Lack of proper segregation of duties; and

•	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Xiamen Lutong International Travel Agency Co. Ltd.

Dated: February 14, 2020	By:	/s/ Zhenhui Huang
Name: Zhenhui Huang
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

