Form 10-Q
period 2020-03-31
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2020-05-15
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 58,167,600 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continues," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to establish our business in China and implement our business plan;

•	acceptance of the services that we expect to market;

•	our ability to retain key employees;

•	adverse changes in general market conditions for travel services in China, including as a result of the novel coronavirus epidemic in China or any recurrences of such epidemic;

•	our ability to continue as a going concern; and

•	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Xiamen Lutong International Travel Agency Co. Ltd. Condensed Balance Sheets
	March 31,	June 30,
	2020 (Unaudited)	2019 (Audited)
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
Total Assets	$—	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$136,120	$123,443
Note payable to related party	256,132	256,132
Due to related party	—	—
Total Liabilities	392,252	379,575
Stockholders’ Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,736,918	8,706,438
Accumulated deficit	(9,187,338)	(9,144,181)
Total Stockholders’ Deficit	(392,252)	(379,575)
Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.
Condensed Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:

Income	$—	$—	$—	$—
Operating Expenses:
General & administrative expenses	6,500	7,050	23,948	21,998
Total operating expenses	6,500	7,050	23,948	21,998

Loss from operations	(6,500)	(7,050)	(23,948)	(21,998)

Other expense:
Interest expense	(6,403)	(6,403)	(19,209)	(19,209)
Total other expense	(6,403)	(6,403)	(19,209)	(19,209)

Loss before income taxes	(12,903)	(13,453)	(43,157)	(41,207)

Provision for income taxes	—	—	—	—

Net loss	$(12,903)	$(13,453)	(43,157)	(41,207)

Basic & diluted net loss per share	*	*	*	*

Weighted average number of ordinary shares-basic and diluted	58,167,600	58,167,600	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd. Condensed Statements of Cash Flows
	For The Nine Months Ended
	March 31,
	2020 (Unaudited)	2019 (Unaudited)
Cash flows from operating activities:

Net loss	$(43,157)	$(41,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	12,677	7,307
Net cash used in operating activities	(30,480)	(33,900)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related parties	—	—
Capital contributions from shareholder	30,480	33,900

Net cash provided by financing activities	30,480	33,900

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental cash flow information

Cash paid for interest expense, net of capitalized interest	—	—

Cash paid for income tax	—	—

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statements of Changes in Shareholders’ Equity

(US$, except share data and per share data, or otherwise noted)

For the Nine Months ended March 31, 2020

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2019	58,167,600	58,168	8,706,438	(9,144,181)	(379,575)
Net loss				(43,157)	(43,157)
Contributions from shareholders	-	-	30,480	-	30,480
Balance as of March 31, 2020 (unaudited)	58,167,600	58,168	8,736,918	(9,187,338)	(392,252)

For the Three Months ended March 31, 2020

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2020 (unaudited)	58,167,600	58,168	8,729,418	(9,174,435)	(386,849)
Net loss				(12,903)	(12,903)
Contributions from shareholders	-	-	7,500	-	7,500
Balance as of March 31, 2020 (unaudited)	58,167,600	58,168	8,736,918	(9,187,338)	(392,252)

For the Nine Months ended March 31, 2019

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2018	58,167,600	58,168	8,665,488	(9,078,092)	(354,436)
Net loss				(41,207)	(41,207)
Contributions from shareholders	-	-	33,900	-	33,900
Balance as of March 31, 2019 (unaudited)	58,167,600	58,168	8,699,388	(9,119,299)	(361,743)

For the Three Months ended March 31, 2019

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2019 (unaudited)	58,167,600	58,168	8,687,988	(9,105,846)	(359,690)
Net loss				(13,453)	(13,453)
Contributions from shareholders	-	-	11,400	-	11,400
Balance as of March 31, 2019 (unaudited)	58,167,600	58,168	8,699,388	(9,119,299)	(361,743)

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Condensed Financial Statements
March 31, 2020

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

The Company has been evaluating the optimal approaches to implement these plans, including through mergers and acquisitions of other travel agencies in China. The Company was assessing a number of potential merger targets in China during late 2019 and early 2020. This work has been suspended due to the COVID 19 pandemic outbreak as travel agencies throughout the world have been significantly impacted by this pandemic. The extent of the impact of COVID 19 pandemic on the Company’s ability to execute on its business plans and initiatives will depend upon the developments of the pandemic, including the duration and spread of the COVID 19 and lockdown restrictions imposed by the respective global governments and oversight bodies, and tourists’ confidence over local and oversea travels after the pandemic. All of these are factors are uncertain and cannot be easily estimated given the novelty of the coronavirus and the facts and the world is still going through the pandemic. Given the dynamic nature of pandemic situation, Company cannot reasonably estimate the impacts the COVID 19 on the timeline to implement its business plan. Until the Company is able to implement its business plan, the Company will remain a shell company.

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

Earnings (Loss) per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. There were no dilutive shares outstanding as of March 31, 2020 and June 30, 2019.

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

There were no current and future income tax provision recorded for the three and nine months ended March 31, 2020 and 2019 since the Company is a shell company and did not generate any revenues in the two fiscal periods.

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

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, ASC 842, and subsequently amended the guidance relating largely to transition considerations under the standard in July 2018. The new guidance, which creates new accounting and reporting guidelines for leasing arrangements, requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which further clarifies the determination of fair value of the underlying asset by lessors that are not manufacturers or dealers and modifies transition disclosure requirements for changes in accounting principles and other technical updates. The amendments in ASU 2019-01 amend Topic 842 and the effective date of those amendments is for fiscal years beginning December 15, 2019, and interim periods within those fiscal years for public business entities. For all other entities, ASC 842 is effective for annual periods beginning after December 15, 2020. The adoption of the standard does not have an impact on the Company’s financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

As of March 31, 2020, the Company had a total outstanding principal and accrued interest of $256,132 and $123,555, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of March 31, 2020 and June 30, 2019 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the three and nine months ended March 31, 2020, the Company also received total capital contributions in the amount of $7,500 and $30,480, respectively, from its principal shareholder, Longhai, for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” As of March 31, 2020, the Company had an accumulated deficit of $9,187,338, a working capital deficit and did not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its principal shareholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its principal shareholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

There were no transactions of common stock, warrants and stock options during the three months and nine months ended March 31, 2020 and 2019, respectively.

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

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business there and as a U.S. publicly listed and reporting company. We are also assessing the impact of the novel coronavirus epidemic in China on our business plans. We may establish our business in whole or in part by acquiring existing businesses or assets owned by our majority shareholder or his affiliates. We do not have an established timetable to implement these plans, and until we do, we will remain a shell company.

Results of Operations for the Three and Nine Months Ended March 31, 2020 Compared to Same Period of 2019

Revenues

There was no revenue for the three and nine months ended March 31, 2020 and 2019.

General and Administrative Expense

During the three months ended March 31, 2020 and 2019, we incurred $6,500 and $7,050 of general and administrative expenses, respectively. During the nine-months ended March 31, 2020 and 2019, we incurred $23,948 and $21,998 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of auditor fees, accounting fees, legal fees and filing fees, which are routine costs associated with a public company for financial reporting requirements.

Other Expense

During the three months ended March 31, 2020 and 2019, we incurred $6,403 and $6,403 of interest expenses, respectively. During the nine months ended March 31, 2020 and 2019, we incurred $19,209 and $19,209 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the three months ended March 31, 2020 and 2019, we had a net loss of $12,903 and $13,453, respectively.

For the nine months ended March 31, 2020 and 2019, we had a net loss of $43,157 and $41,207, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $30,480 for the nine months ended March 31, 2020, compared to net cash used in operating activities of $33,900 for the same period ended March 31, 2019, represented an decrease of $3,420 in the net cash outflow in operating activities. Since we are a shell company, cash used in operating activities were fully funded by our controlling shareholder as is reflected in the accompanying condensed statements of cash flows.

As of March 31, 2020, we had a total outstanding principal and accrued interest of $256,132 and $123,555, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

•	Lack of proper segregation of duties; and

•	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Xiamen Lutong International Travel Agency Co. Ltd.

Dated: May 15, 2020	By:	/s/ Zhenhui Huang
Name: Zhenhui Huang
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)