Form 10-K
period 2020-06-30
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2020-10-13
CIK 1445175

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold on the OTC markets as of December 31, 2019, was approximately $93,408.

As of October 12, 2020, there were 58,167,600 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

·	our ability to establish our business in China and implement our business plan;
·	acceptance of the services that we expect to market;
·	our ability to retain key employees;
·	adverse changes in general market conditions for travel services in China, including as a result of the COVID-19 pandemic;
·	our ability to continue as a going concern;
·	our future financing plans; and
·	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance.

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

From June 2015 to date of this Report, the Company has not commenced its planned business and presently has no business operations, revenues or assets and thus is and has been a “shell company” as defined by Rule 405 of the Securities Act.

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

We have been evaluating the optimal approaches to implement these plans, including through mergers and acquisitions of other travel agencies in China. We were assessing a number of potential merger targets in China during late 2019 and early 2020. This work has been suspended due to the COVID-19 pandemic outbreak as travel agencies throughout the world have been significantly impacted by this pandemic. The extent of the impact of COVID-19 pandemic on our ability to execute on its business plans and initiatives will depend upon the developments of the pandemic, including the duration and spread of the COVID-19 and lockdown restrictions imposed by the respective global governments and oversight bodies, and tourists’ confidence over local and oversea travels after the pandemic. All of these are factors are uncertain and cannot be easily estimated given the novelty of the coronavirus and the facts and the world is still going through the pandemic. Given the dynamic nature of pandemic situation, we cannot reasonably estimate the impacts the COVID-19 on the timeline to implement its business plan. Until we are able to implement its business plan, we will remain a shell company.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own or lease any property. Our principal executive offices are located at 20F, Longhai Fortune Center, 42 Ziwei Road, Shima Town, Zhangzhou City, Fujian Province, China, which are provided free of charge by Longhai, our principal stockholder.

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

Based upon information furnished by our transfer agent, as of October 12, 2020, the Company had approximately 77 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

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

The following discussion and analysis of our results of operations and financial condition should be read together with our audited financial statements and the notes thereto, which are included elsewhere in this Report. Our financial statements have been prepared in accordance with U.S. GAAP.

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

On January 29, 2018, pursuant to a stock purchase agreement dated January 26, 2018, Xiamen Lutong International Travel Agency Co., Ltd. purchased 57,000,000 shares of our common stock from our then majority stockholder, Jose R. Mayorquin, representing 98% of the voting securities of our company. Following this change of control, we changed our name to Xiamen Lutong International Travel Agency Co., Ltd. and changed our business plan to engage in travel businesses in the People’s Republic of China.

From June 2015 to date, we had no business operations, revenues or assets and has been a shell company as defined by Rule 405 of the Securities Act.

We plan to offer other travel-related services comprised mainly of sales of tourist attraction tickets, visa application services, financial services, hotel booking services, air ticketing services, train ticketing services, bus ticketing services, car rental services and insurance services. We will earn a commission or service fee on these services.

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business there and as a U.S. publicly listed and reporting company. The Company has been evaluating the optimal approaches to implement these plans, including through mergers and acquisitions of other travel agencies in China. The Company was assessing a number of potential merger targets in China during late 2019 and early 2020. This work has been suspended due to the COVID-19 pandemic outbreak as travel agencies throughout the world have been significantly impacted by this pandemic. The extent of the impact of COVID-19 pandemic on the Company’s ability to execute on its business plans and initiatives will depend upon the developments of the pandemic, including the duration and spread of the COVID-19 and lockdown restrictions imposed by the respective global governments and oversight bodies, and tourists’ confidence over local and oversea travels after the pandemic. All of these are factors are uncertain and cannot be easily estimated given the novelty of the coronavirus and the facts and the world is still going through the pandemic. Given the dynamic nature of pandemic situation, Company cannot reasonably estimate the impacts the COVID-19 on the timeline to implement its business plan. Until the Company is able to implement its business plan, the Company will remain a shell company.

Results of Operations for the Years Ended June 30, 2020 and 2019

Revenues

There was no revenue for the years ended June 30, 2020 and 2019, respectively.

General and Administrative Expense

During the years ended June 30, 2020 and 2019, we incurred $40,600 and $40,477 in general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of audit fees, accounting fees, legal fees and filing fees, which are routine costs incurred as a public company.

Other Expense

During the years ended June 30, 2020 and 2019, we incurred $25,612 and $25,612 in interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

As a result of the foregoing, we had a net loss of $66,212 and $66,089 for the years ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $42,578 for the year ended June 30, 2020, compared to net cash used in operating activities of $40,950 for the year ended June 30, 2019, representing a small increase of $1,628 in the net cash outflow in operating activities. Since we are a shell company, cash used in operating activities were fully funded by our controlling stockholder as is reflected in the accompanying statements of cash flows.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended June 30, 2020 was $42,578 as compared to $40,950 for the year ended June 30, 2019, which represented the amounts contributed by the Company’s principal stockholder to support the Company’s operations.

As of June 30, 2020 and 2019, we had a total outstanding principal and accrued interest of $256,132 and $129,958, and $256,132 and $104,347, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

Our future capital requirements will depend on numerous factors including, but not limited to, the establishment and development of our travel services in China. We have relied on financing from our principal stockholder and expect to continue to depend on financing from our principal stockholder to meet our current minimal operating expenses. As we are a start-up company, our operating expenses are limited and discretional based on the availability of its funds. Management believes that the financing from our majority stockholder will support our planned operations over the next 12 months.

In connection with our new business plan, management anticipates operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses will be funded primarily by debt or equity financings from our majority stockholder. However, there is no assurance that such funds will be available or available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax: 704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

Xiamen Lutong International Travel Agency Co. Ltd. (FKA Highlight Networks, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xiamen Lutong International Travel Agency Co. Ltd. (FKA Highlight Networks, Inc.) (“the Company”) as of June 30, 2020 and 2019 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows and cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the years ended June 30, 2020 and 2019. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

October 13, 2020

We have served as the Company's auditor since November 2017.

www.llcpas.net

Xiamen Lutong International Travel Agency Co. Ltd. Balance Sheets

	June 30,	June 30,
	2020	2019
ASSETS
Current Assets:

Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$147,077	$123,443
Note payable to related party	256,132	256,132
Due to related party	—	—

Total Liabilities	403,209	379,575

Stockholders' Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no shares outstanding and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized;
58,167,600 and 58,167,600 shares issued and outstanding, respectively	58,168	58,168
Additional paid-in capital	8,749,016	8,706,438
Accumulated deficit	(9,210,393)	(9,144,181)

Total Stockholders’ Deficit	(403,209)	(379,575)

Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

  Xiamen Lutong International Travel Agency Co. Ltd.

Statements of Operations

	For The Year Ended
	June 30,
	2020		2019

Revenue		$—		$—
Operating expenses:
General and administrative expenses		40,600		40,477
Total operating expenses		40,600		40,477

Loss from operations		(40,600)		(40,477)

Other expenses:
Interest expenses		(25,612)		(25,612)
Total other expenses		(25,612)		(25,612)

Loss before provision for income taxes		(66,212)		(66,089)

Income taxes expense		$—		$—

Net loss		(66,212)		(66,089)

Basic & diluted net income per share	$	*	$	*

Weighted average number of ordinary shares-basic and diluted		58,167,600		58,167,600

* Less than $0.01

The accompanying notes are an integral part of these financial statements.

Xiamen Lutong International Travel Agency Co. Ltd. Statements of Cash Flows

	For The Year Ended
	June 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(66,612)	$(66,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	23,634	25,139
Net cash used in operating activities	(42,578)	(40,950)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related parties	—	—
Capital contributions from stockholder	42,578	40,950

Net cash provided by financing activities	42,578	40,950

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

Statements of Changes in Stockholders’ Deficit

For the Year Ended June 30, 2020 and 2019

(US$, except share data and per share data, or otherwise noted)

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total deficit

Balance as of July 1, 2018	58,167,600	58,168	8,665,488	(9,078,092)	(354,436)
Net loss				(66,089)	(66,089)
Share issuance	—	—	—	—	—
Contributions from stockholders				(66,089)	(66,089
Balance as of June 30, 2019	58,167,600	58,168	8,706,438	(9,144,181)	(379,575)
Net loss				(66,612)	(66,612)
Share issuance	—	—	—	—	—
Contributions from stockholders			42,578		42,578
Balance as of June 30, 2020	58,167,600	58,168	8,749,016	(9,210,393)	(403,209)

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

On January 29, 2018, pursuant to a Stock Purchase Agreement (the “SPA”), the Company’s majority stockholder, Jose R. Mayorquin sold 57,000,000 shares of common stock of the Company to a Chinese entity, Xiamen Lutong International Travel Agency Co., Ltd. (“China Xiamen Lutong”). China Xiamen Lutong subsequently transferred the 98% ownership to Longhai Yougoubao Network Technology Co. Ltd. (“Longhai”). China Xiamen Lutong and Longhai are companies commonly controlled by the Company’s new director, Qiyi Zheng. After the transaction, Longhai holds 98% of the voting interest of the Company, based on 58,167,600 shares outstanding as of the date hereof. The transaction has resulted in a change in control of the Company and Longhai became a majority stockholder and related party of the Company.

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

The Company has been evaluating the optimal approaches to implement these plans, including through mergers and acquisitions of other travel agencies in China. The Company was assessing a number of potential merger targets in China during late 2019 and early 2020. This work has been suspended due to the COVID-19 pandemic outbreak as travel agencies throughout the world have been significantly impacted by this pandemic. The extent of the impact of COVID-19 pandemic on the Company’s ability to execute on its business plans and initiatives will depend upon the developments of the pandemic, including the duration and spread of the COVID-19 and lockdown restrictions imposed by the respective global governments and oversight bodies, and tourists’ confidence over local and oversea travels after the pandemic. All of these are factors are uncertain and cannot be easily estimated given the novelty of the coronavirus and the facts and the world is still going through the pandemic. Given the dynamic nature of pandemic situation, Company cannot reasonably estimate the impacts the COVID-19 on the timeline to implement its business plan. Until the Company is able to implement its business plan, the Company will remain a shell company.

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net loss per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. There were no dilutive shares outstanding as of June 30, 2020 and 2019.

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

There were no current and future income tax provision recorded for the years ended June 30, 2020 and 2019 since the Company is a shell company and did not generate any revenues in the two fiscal periods.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities not under the fair value option is largely unchanged. The standard is effective for public business entities for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. For all other entities, it is effective for fiscal years beginning after 15 December 2018, and interim periods within fiscal years beginning after 15 December 2019. The Company adopted the guidance from its fiscal year beginning on April 1, 2019 and the adoption of the standard did not have significant impact on the Company’s financial statements.

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, ASC 842, and subsequently amended the guidance relating largely to transition considerations under the standard in July 2018. The new guidance, which creates new accounting and reporting guidelines for leasing arrangements, requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which further clarifies the determination of fair value of the underlying asset by lessors that are not manufacturers or dealers and modifies transition disclosure requirements for changes in accounting principles and other technical updates. The amendments in ASU 2019-01 amend Topic 842 and the effective date of those amendments is for fiscal years beginning December 15, 2019, and interim periods within those fiscal years for public business entities. For all other entities, ASC 842 is effective for annual periods beginning after December 15, 2020. The Company is currently evaluating the impact of the new pronouncement on its financial statements but does not expect it to have as impact upon adoption since the company does not currently have any leases.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2020 and 2019, the Company had a total outstanding principal and accrued interest of $256,132 and $129,958, and $256,132 and $104,347, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of June 30, 2020 and 2019 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the year, the Company also received total capital contributions in the amount of $42,578 from its former principal stockholder and current principal stockholder for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company has an accumulated deficit of $9,210,393 as of June 30, 2020, a working capital deficit and does not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its principal stockholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its principal stockholder will provide it with the opportunity to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

There are no transactions of common shares, warrants and stock options during the years ended June 30, 2020 and 2019, respectively.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following material weaknesses, which are indicative of many small companies with small staff, as of June 30, 2020: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2020, based on the criteria established in “2013 Internal Control-Integrated Framework” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name	Age	Position

Qiyi Zheng	38	Chairman of the Board
Zhenhui Huang	42	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

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

The following table sets forth certain information, regarding the beneficial ownership of the Company’s common stock as of the date of this Report by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

(1) Qiyi Zheng is the Chairman of Longhai Yougoubao Network Technology Co., Ltd. and has the sole voting and dispositive power over shares of common stock held by this stockholder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of June 30, 2020 and 2019, the Company had a total outstanding principal and accrued interest of $256,132 and $104,347, and $256,132 and $78,734, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

During the year ended June 30, 2020 and 2019, the Company also received capital contributions in the aggregate amount of $42,578 and: $40,950, respectively, from its principal stockholder for working capital uses.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our board of directors approves all services provided by our independent registered public accounting firm. The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended June 30, 2020 and 2019.

Fee Category	Fiscal Year Ended June 30, 2020	Fiscal Year Ended June 30, 2019
Audit Fees (1)	$13,500	$13,500
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

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

Item 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

2.1	Plan and Agreement of Merger between the Company and Xiamen Lutong International Travel Agency Co., Ltd., dated March 29, 2018., incorporated by reference to Exhibit 2.1 to 8-K, filed with the Commission on April 20, 2018.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1, filed with the Commission on September 18, 2008.

3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to Form S-1, filed with the Commission on September 18, 2008.

3.3	Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 8-A12B, filed with the Commission on November 21, 2011.

3.4	Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 to 8-K, filed with the Commission on January 25, 2018.

3.5	Articles of Merger of Xiamen Lutong International Travel Agency Co., Ltd. into the Company, dated April 12, 2018, incorporated by reference to Exhibit 3.1 to 8-K, filed with the Commission on April 20, 2018.

3.6	Certificate of Correction to the Articles of Merger of Highlight Networks, Inc. filed with the Secretary of State of the State of Nevada on May 4, 2018. Incorporated by reference to Exhibit 3.1 to 8-K/A, filed with the Commission on May 10, 2018.

4.1	2013 Flexible Stock Plan, incorporated by reference to Exhibit 4.1 to Form S-8, filed with the Commission on March 6, 2013.

4.2*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xiamen Lutong International Travel Agency Co., Ltd.

Date: October 13, 2020	By:	/s/ Zhenhui Huang
Zhenhui Huang
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Qiyi Zheng	Chairman of the Board	October 13, 2020
Qiyi Zheng

/s/ Zhenhui Huang	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary	October 13, 2020
Zhenhui Huang