Form 10-Q
period 2020-09-30
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2020-11-13
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 58,167,600 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;

●	acceptance of the services that we expect to market;

●	our ability to retain key employees;

●	adverse changes in general market conditions for travel services in China, including as a result of the novel coronavirus epidemic in China or any recurrences of such epidemic;

●	our ability to continue as a going concern; and

●	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Balance Sheets

	September 30,	June 30,
	2020 (Unaudited)	2020 (Audited)
ASSETS
Current Assets:
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$144,368	$147,077
Note payable to related party	256,132	256,132

Total Liabilities	400,500	403,209

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares outstanding and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,167,600 and 58,167,600 shares issued and outstanding	58,168	58,168
Additional paid-in capital	8,765,716	8,749,016
Accumulated deficit	(9,225,084)	(9,210,393)
Total Stockholders’ Deficit	(400,500)	(403,209)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statement of Operations

	For The Three Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	-	-

Operating expenses:
General and administrative expenses	8,288	8,723
Total operating expenses	8,288	8,723

Loss from operations	(8,288)	(8,723)

Other expenses:
Interest expenses	6,403	6,403
Total other expenses	6,403	6,403

Loss before income taxes	(14,691)	(15,126)

Income taxes expense	-	-

Net loss	(14,691)	(15,126)

Basic & diluted net income per share	*	*

Weighted average number of ordinary shares-basic and diluted	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statements of Cash Flows

	For The Three Months Ended
	September 30,
	2020 (Unaudited)	2019 (Unaudited)
Cash flows from operating activities:

Net loss	$(14,691)	$(15,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(2,709)	(1,354)
Net cash used in operating activities	(17,400)	(16,480)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Capital contributions from shareholder	17,400	16,480

Net cash provided by financing activities	17,400	16,480

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest expense, net of capitalized interest	-	-
Cash paid for income tax	-	-

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statements of Changes in Shareholders’ Equity

(US$, except share data and per share data, or otherwise noted)

For the Three Months ended September 30, 2019

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2019	58,167,600	58,168	8,706,438	(9,144,181)	(379,575)
Net loss				(15,126)	(15,126)
Contributions from shareholders	-	-	16,480	-	16,480
Balance as of September 30, 2019 (unaudited)	58,167,600	58,168	8,772,918	(9,159,307)	(378,221)

For the Three Months ended September 30, 2020

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2020	58,167,600	58,168	8,749,016	(9,210,393)	(403,209)
Net loss				(14,691)	(14,691)
Contributions from shareholders	-	-	17,400	-	17,400
Balance as of September 30, 2020 (unaudited)	58,167,600	58,168	8,766,416	(9,225,084)	(400,500)

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Condensed Financial Statements
September 30, 2020

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

On January 29, 2018, pursuant to a Stock Purchase Agreement (the “SPA”), the Company’s majority shareholder, Jose R. Mayorquin sold 57,000,000 shares of common stock of the Company to a Chinese company, Xiamen Lutong International Travel Agency Co., Ltd. (“China Xiamen Lutong”). China Xiamen Lutong subsequently transferred the 98% ownership of the Company to Longhai Yougoubao Network Technology Co. Ltd., a Chinese company (“Longhai”). China Xiamen Lutong and Longhai are companies commonly controlled by the Company’s sole director, Qiyi Zheng. After the transaction, Longhai held 98% of the voting interest of the Company, based on 58,167,600 shares outstanding as of the date hereof. The transaction has resulted in a change in control of the Company and Longhai became the majority shareholder and related party of the Company.

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

The Company has been evaluating the optimal approaches to implement these plans, including through mergers and acquisitions of other travel agencies in China. The Company was assessing a number of potential merger targets in China during late 2019 and early 2020. This work has been suspended due to the COVID-19 pandemic outbreak as travel agencies throughout the world have been significantly impacted by this pandemic. The extent of the impact of COVID-19 pandemic on the Company’s ability to execute on its business plans and initiatives will depend upon the developments of the pandemic, including the duration and spread of COVID-19 and lockdown restrictions imposed by the respective global governments and oversight bodies, and tourists’ confidence over local and oversea travels after the pandemic. All of these are factors are uncertain and cannot be easily estimated given the novelty of COVID-19 and the rapidly evolving nature of the pandemic. Given the dynamic nature of pandemic, the Company cannot reasonably estimate the impact of COVID-19 on the Company’s timeline to implement its business plan. Until the Company is able to implement its business plan, the Company will remain a shell company.

The Company’s principal executive offices are located at 20F, Longhai Fortune Center, 42 Ziwei Road, Shima Town, Zhangzhou City, Fujian Province, China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending June 30, 2021. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of Accounting Standards Codification (“ASC”) 260. The Company currently does not have significant estimates and assumptions.

Stock-Based Compensation

The Company will follow ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. There were no dilutive shares outstanding as of September 30, 2020 and 2019.

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

There were no current and future income tax provision recorded for the three months ended September 30, 2020 and 2019 since the Company is a shell company and did not generate any revenues in these two fiscal periods.

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

Recent Accounting Pronouncements

The Company has reviewed the following recent accounting pronouncements and concluded that they were either not applicable or had no impact to the Company’s financial statements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The transition provisions in ASC Topic 606 require that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The amendment is not applicable to the Company since the Company is a shell company and does not generate revenue.

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a group recognizes an allowance based on the estimate of expected credit loss. The adoption of the standard does not have an impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). This ASU affects all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update became effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and early adoption is permitted in any interim or annual period. The Company adopted the guidance for its fiscal year beginning July 1, 2020 and the adoption does not have impact to the Company’s statement of cash flows as the Company does not have restricted cash or restricted cash equivalents.

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

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

As of September 30 and June 30, 2020, the Company had a total outstanding principal and accrued interest of $256,132 and $136,361, and $256,132 and $129,958, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of September 30 and June 30, 2020 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the year, the Company also received total capital contributions in the amount of $17,400 from its principal shareholder, Longhai, for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” As of September 30, 2020, the Company had an accumulated deficit of $9,225,084 and a working capital deficit and did not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its principal shareholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its substantial shareholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

There were no transactions of common stock, warrants and stock options during the three months ended September 30, 2020 and 2019, respectively.

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

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended June 30, 2020 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business there and as a U.S. publicly listed and reporting company. We are also assessing the impact of the COVID-19 epidemic in China and globally on our business plans. We may establish our business in whole or in part by acquiring existing businesses or assets owned by our majority shareholder or his affiliates. We do not have an established timetable to implement these plans, and until we do, we will remain a shell company.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Revenues

There was no revenue for the three months ended September 30, 2020 and 2019.

General and Administrative Expense

During the three months ended September 30, 2020 and 2019, we incurred $8,288 and $8,723 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of auditor fees, accounting fees and legal fees, which are routine costs associated with a public company for financial reporting requirements.

Other Expense

During the three months ended September 30, 2020 and 2019, we incurred $6,403 and $6,403 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the three months ended September 30, 2020 and 2019, we had a net loss of $14,691 and $15,126, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $17,400 for the three months ended September 30, 2020, compared to net cash used in operating activities of $16,480 for the same period ended September 30, 2019. Since we are a shell company, cash used in operating activities were fully funded by our principal stockholder as is reflected in the accompanying condensed statements of cash flows.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2020 and 2019 was $17,400 and $16,480, respectively, which represented the amounts contributed by our principal stockholder to support the our operations.

As of September 30, 2020, we had a total outstanding principal and accrued interest of $256,132 and $136,361, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

Our future capital requirements will depend on numerous factors, including, but not limited to, the establishment and development of our travel services in China. We have relied on financing from our principal stockholder and expect to continue to depend on financing from our principal stockholder to meet our current minimal operating expenses. As we are a start-up company, our operating expenses are limited and discretional based on the availability of its funds. Management believes that the financing from our principal stockholder will continue to support our planned operations over the next 12 months.

In connection with our business plan, management anticipates operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses will be funded primarily by debt or equity financings from our principal stockholder. However, there is no assurance that such funds will be available or available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Xiamen Lutong International Travel Agency Co. Ltd.

Dated: November 13, 2020	By:	/s/ Zhenhui Huang
Name: Zhenhui Huang
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)