Form 10-Q
period 2020-12-31
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2021-02-16
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 12, 2021, there were 58,167,600 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Balance Sheets

	December 31,	June 30,
	2020 (Unaudited)	2020 (Audited)
ASSETS
Current Assets:
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$150,958	$147,077
Note payable to related party	256,132	256,132

Total Liabilities	407,090	403,209

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares outstanding and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,167,600 and 58,167,600 shares issued and outstanding	58,168	58,168
Additional paid-in capital	8,773,816	8,749,016
Accumulated deficit	(9,239,074)	(9,210,393)
Total Stockholders’ Deficit	(407,090)	(403,209)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statement of Operations

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Income	$-	$-	$-	$-

Operating Expenses:
General & administrative expenses	7,587	8,725	15,875	17,448
Total operating expenses	7,587	8,725	15,875	17,448

Loss from operations	(7,587)	(8,725)	(15,875)	(17,448)

Other expense:
Interest expense	(6,403)	(6,403)	(12,806)	(12,806)
Total other expense	(6,403)	(6,403)	(12,806)	(12,806)

Loss before income taxes	(13,990)	(15,128)	(28,681)	(30,254)

Provision for income taxes	-	-	-	-

Net loss	$(13,990)	$(15,128)	(28,681)	(30,254)

Basic & diluted net loss per share	$*	$*	*	*

Weighted average number of ordinary shares-basic and diluted	58,167,600	58,167,600	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statements of Cash Flows

	For The Six Months Ended
	December 31,
	2020 (Unaudited)	2019 (Unaudited)
Cash flows from operating activities:

Net loss	$(28,681)	$(30,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	3,881	7,274
Net cash used in operating activities	(24,800)	(22,980)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Capital contributions from shareholder	24,800	22,980

Net cash provided by financing activities	24,800	22,980

Net decrease in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest expense	-	-
Cash paid for income tax	-	-

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statements of Changes in Shareholders’ Equity

(US$, except share data and per share data, or otherwise noted)

For the Six Months ended December 31, 2020

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2020	58,167,600	58,168	8,749,016	(9,210,393)	(403,209)
Net loss				(28,681)	(28,681)
Contributions from shareholders	-	-	24,800	-	24,800
Balance as of December 31, 2020 (unaudited)	58,167,600	58,168	8,773,816	(9,239,074)	(407,090)

For the Three Months ended December 31, 2020

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of October 1, 2020 (unaudited)	58,167,600	58,168	8,766,416	(9,225,084)	(400,500)
Net loss				(13,990)	(13,990)
Contributions from shareholders	-	-	7,400	-	7,400
Balance as of December 31, 2020 (unaudited)	58,167,600	58,168	8,773,816	(9,239,074)	(407,090)

For the Six Months ended December 31, 2019

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2019	58,167,600	58,168	8,706,438	(9,144,181)	(379,575)
Net loss				(30,254)	(30,254)
Contributions from shareholders	-	-	22,980	-	22,980
Balance as of December 31, 2019 (unaudited)	58,167,600	58,168	8,729,418	(9,174,435)	(386,849)

For the Three Months ended December 31, 2019

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of October 1, 2019 (unaudited)	58,167,600	58,168	8,722,918	(9,159,307)	(378,221)
Net loss				(15,128)	(15,128)
Contributions from shareholders	-	-	6,500	-	6,500
Balance as of December 31, 2019 (unaudited)	58,167,600	58,168	8,729,418	(9,174,435)	(386,849)

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Condensed Financial Statements
December 31, 2020

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. There were no dilutive shares outstanding as of December 31, 2020 and 2019.

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

There were no current and future income tax provision recorded for the three and six months ended December 31, 2020 and 2019 since the Company is a shell company and did not generate any revenues in these two fiscal periods.

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

NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

As of December 31 and June 30, 2020, the Company had a total outstanding principal and accrued interest of $256,132 and $142,765, and $256,132 and $129,958, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of December 31 and June 30, 2020 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the year, the Company also received total capital contributions in the amount of $24,800 from its principal shareholder, Longhai, for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” As of December 31, 2020, the Company had an accumulated deficit of $9,239,074 and a working capital deficit and did not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its principal shareholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its substantial shareholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

There were no transactions of common stock, warrants and stock options during the three and six months ended December 31, 2020 and 2019, respectively.

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

Results of Operations for the Three and Six Months Ended December 31, 2020 and 2019

Revenues

There was no revenue for the three and six months ended December 31, 2020 and 2019.

General and Administrative Expense

During the three months ended December 31, 2020 and 2019, we incurred $7,587 and $8,725 of general and administrative expenses, respectively. During the six months ended December 31, 2020 and 2019, we incurred $15,875 and $17,448 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of auditor fees, accounting fees and legal fees, which are routine costs associated with a public company for financial reporting requirements.

Other Expense

During the three months ended December 31, 2020 and 2019, we incurred $6,403 and $6,403 of interest expenses, respectively. During the six months ended December 31, 2020 and 2019, we incurred $12,806 and $12,806 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the three months ended December 31, 2020 and 2019, we had a net loss of $13,990 and $15,128, respectively. For the six months ended December 31, 2020 and 2019, we had a net loss of $28,681 and $30,254, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $24,800 for the six months ended December 31, 2020, compared to net cash used in operating activities of $22,980 for the same period ended December 31, 2019. Since we are a shell company, cash used in operating activities were fully funded by our principal stockholder as is reflected in the accompanying condensed statements of cash flows.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2020 and 2019 was $24,800 and $22,980, respectively, which represented the amounts contributed by our principal stockholder to support our operations.

As of December 31, 2020, we had a total outstanding principal and accrued interest of $256,132 and $142,765, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Xiamen Lutong International Travel Agency Co. Ltd.

Dated: February 16, 2021	By:	/s/ Zhenhui Huang
Name: Zhenhui Huang
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)