Form 10-Q
period 2021-03-31
Xiamen Lutong International Travel Agency Co., Ltd.
filed 2021-05-17
CIK 1445175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 58,167,600 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Balance Sheets

	March 31,	June 30,
	2021 (Unaudited)	2020 (Audited)
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$157,173	$147,077
Note payable to related party	256,132	256,132

Total Liabilities	413,305	403,209

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares outstanding and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 58,167,600 and 58,167,600 shares issued and outstanding	58,168	58,168
Additional paid-in capital	8,781,592	8,749,016
Accumulated deficit	(9,253,065)	(9,210,393)
Total Stockholders’ Deficit	(413,305)	(403,209)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Income	$—	$—	$—	$—

Operating Expenses:
General & administrative expenses	7,588	6,500	23,463	23,948
Total operating expenses	7,588	6,500	23,463	23,948

Loss from operations	(7,588)	(6,500)	(23,463)	(23,948)

Other expense:
Interest expense	(6,403)	(6,403)	(19,209)	(19,209)
Total other expense	(6,403)	(6,403)	(19,209)	(19,209)

Loss before income taxes	(13,991)	(12,903)	(42,672)	(43,157)

Provision for income taxes	—	—	—	—

Net loss	$(13,991)	$(12,903)	(42,672)	(43,157)

Basic & diluted net loss per share	$ *	$ *	*	*

Weighted average number of ordinary shares-basic and diluted	58,167,600	58,167,600	58,167,600	58,167,600

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statements of Cash Flows

	For The Nine Months Ended
	March 31,
	2021 (Unaudited)	2020 (Unaudited)
Cash flows from operating activities:

Net loss	$(42,672)	$(43,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	10,096	12,677
Net cash used in operating activities	(32,576)	(30,480)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Capital contributions from stockholder	32,576	30,480

Net cash provided by financing activities	32,576	30,480

Net decrease in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental cash flow information
Cash paid for interest expense	—	—
Cash paid for income tax	—	—

The accompanying notes are an integral part of these condensed financial statements

Xiamen Lutong International Travel Agency Co. Ltd.

Condensed Statements of Changes in Stockholders’ Deficit

(US$, except share data and per share data, or otherwise noted)

For the Nine Months ended March 31, 2021

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2020	58,167,600	58,168	8,749,016	(9,210,393)	(403,209)
Net loss				(42,672)	(42,672)
Contributions from stockholders	—	—	32,576	—	32,576
Balance as of March 31, 2021 (unaudited)	58,167,600	58,168	8,781,592	(9,253,065)	(413,305)

For the Three Months ended March 31, 2021

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2021 (unaudited)	58,167,600	58,168	8,773,816	(9,239,074)	(407,090)
Net loss				(13,991)	(13,991)
Contributions from stockholders	—	—	7,776	—	7,776
Balance as of March 31, 2021 (unaudited)	58,167,600	58,168	8,781,592	(9,253,065)	(413,305)

For the Nine Months ended March 31, 2020

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2019	58,167,600	58,168	8,706,438	(9,144,181)	(379,575)
Net loss				(43,157)	(43,157)
Contributions from stockholders	—	—	30,480	—	30,480
Balance as of March 31, 2020 (unaudited)	58,167,600	58,168	8,736,918	(9,187,338)	(392,252)

For the Three Months ended March 31, 2020

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2020 (unaudited)	58,167,600	58,168	8,729,418	(9,174,435)	(386,849)
Net loss				(12,903)	(12,903)
Contributions from stockholders	-	-	7,500	-	7,500
Balance as of March 31, 2020 (unaudited)	58,167,600	58,168	8,736,918	(9,187,338)	(392,252)

Xiamen Lutong International Travel Agency Co. Ltd.
Notes to the Condensed Financial Statements
March 31, 2021

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

On January 29, 2018, pursuant to a Stock Purchase Agreement (the “SPA”), the Company’s then majority stockholder, Jose R. Mayorquin sold 57,000,000 shares of common stock of the Company to a Chinese company, Xiamen Lutong International Travel Agency Co., Ltd. (“China Xiamen Lutong”). China Xiamen Lutong subsequently transferred the 98% ownership of the Company to Longhai Yougoubao Network Technology Co. Ltd., a Chinese company (“Longhai”). China Xiamen Lutong and Longhai are companies commonly controlled by the Company’s current sole director, Qiyi Zheng. After the transaction, Longhai held 98% of the voting interest of the Company, based on 58,167,600 shares outstanding as of the date hereof. The transaction has resulted in a change in control of the Company and Longhai became the majority stockholder and related party of the Company.

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

Loss per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. There were no dilutive shares outstanding as of March 31, 2021 and 2020.

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

 NOTE 3 - RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

As of March 31, 2021 and June 30, 2020, the Company had a total outstanding principal and accrued interest of $256,132 and $149,168, and $256,132 and $129,958, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand. The accrued interests as of March 31, 2021 and June 30, 2020 were recorded and included in “Accounts Payable and Accrued Expenses” on the balance sheets.

During the year, the Company also received total capital contributions in the amount of $32,576 from its principal stockholder, Longhai, for working capital uses.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern,” which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events raise substantial doubt as to the Company’s ability to continue as a “going concern.” As of March 31, 2021, the Company had an accumulated deficit of $9,253,065 and a working capital deficit and did not have revenues. The Company requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in the pursuit of business opportunities. The Company is depending on financing from its principal stockholder to meet its minimal operating expenses. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its principal stockholder and its continued efforts in pursing business combination will provide them with the opportunity to continue as a “going concern.”

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

NOTE 5 – SHARE CAPITAL

There were no transactions of common stock, warrants and stock options during the three and nine months ended March 31, 2021 and 2020, respectively.

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

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business there and as a U.S. publicly listed and reporting company. We are also assessing the impact of the COVID-19 epidemic in China and globally on our business plans. We may establish our business in whole or in part by acquiring existing businesses or assets owned by our majority stockholder or his affiliates. We do not have an established timetable to implement these plans, and until we do, we will remain a shell company.

Results of Operations for the Three and Nine Months Ended March 31, 2021 and 2020

Revenues

There was no revenue for the three and nine months ended March 31, 2021 and 2020.

General and Administrative Expense

During the three months ended March 31, 2021 and 2020, we incurred $7,588 and $6,500 of general and administrative expenses, respectively. During the nine months ended March 31, 2021 and 2020, we incurred $23,463 and $23,948 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of auditor fees, accounting fees and legal fees, which are routine costs associated with a public company for financial reporting requirements.

Other Expense

During the three months ended March 31, 2021 and 2020, we incurred $6,403 and $6,403 of interest expenses, respectively. During the nine months ended March 31, 2021 and 2020, we incurred $19,209 and $19,209 of interest expenses, respectively. The interest expenses were solely related to the note payable due to a related party.

Net Loss

For the three months ended March 31, 2021 and 2020, we had a net loss of $13,991 and $12,903, respectively. For the nine months ended March 31, 2021 and 2020, we had a net loss of $42,672 and $43,157, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $32,576 for the nine months ended March 31, 2021, compared to net cash used in operating activities of $30,480 for the same period ended March 31, 2020. Since we are a shell company, cash used in operating activities were fully funded by our principal stockholder as is reflected in the accompanying condensed statements of cash flows.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2021 and 2020 was $32,576 and $30,480, respectively, which represented the amounts contributed by our principal stockholder to support our operations.

As of March 31, 2021, we had a total outstanding principal and accrued interest of $256,132 and $149,168, respectively, due to Longhai. The unsecured promissory note bears an interest of 10% per annum and is payable on demand.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness identified below due to our limited resources:

●	Lack of proper segregation of duties; and

●	Lack of a formal control process that provides for multiple levels of supervision and review.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Xiamen Lutong International Travel Agency Co. Ltd.

Dated: May [ ], 2021	By:	/s/ Zhenhui Huang
Name: Zhenhui Huang
Title: President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
(Principal Executive Officer, Principal Financial and Accounting Officer)